Form 10QSB
period 2001-06-30
CARSUNLIMITED COM INC
filed 2001-08-14
CIK 1118159

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the Quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ______________ to ______________

        Commission file number 000-28195

                                CARSUNLIMITED.COM, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                      11-3535204
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                     10 Cedar Swamp Rd. Glen Cove, NY 11542
                    (Address of principal executive offices)

                                 (516) 671-4466
                           (Issuer's telephone number)


The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                Class                                June 30, 2001
                -----                                -------------

    Common stock, $ 0.001 par value                  25,500,000.00

                             CARSUNLIMITED.COM, INC.

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         ITEM 1 - Condensed Unaudited Financial Statements

         Balance Sheets as of June 30, 2001 and 2000
         (Unaudited).....................................................   3

         Statements of Operations for the Six Months Ended
         June 30, 2001 and 2000 and for the Three Months
         Ended June 30, 2001 and 2000 (Unaudited)........................   4

         Statements of Cash Flows for the Six Months
         Ended June 30, 2001 and 2000 (Unaudited)........................   5

         Notes to Condensed Unaudited Financial Statements...............   6

         ITEM 2

         Management's Plan of Operations.................................   7

PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings...............................................   8

         ITEM 6

         Exhibits and Reports on Form 8-K................................   8


         Signatures......................................................   9

                            CARSUNLIMITED.COM, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS
                            JUNE 30, 2001 AND 2000
                                 (UNAUDITIED)

                                    ASSETS

                                                            2001       2000
                                                        -----------  ----------
Cash                                                    $    14,366  $   48,797
Commissions receivable                                        8,859      20,260
                                                        -----------  ----------
Total Current Assets                                         23,225      69,057
                                                        -----------  ----------

Equipment and furniture, net                                 10,408       9,427
Security deposits                                             1,522       1,522
                                                        -----------  ----------
Total Assets                                            $    35,155  $   80,006
                                                        ===========  ==========


               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Account payable and accrued expenses                    $    59,230  $    9,118
Salaries payable - officer                                   74,675           -
Payable to business consultant                               33,000      33,000
Payroll taxes payable                                         2,011      14,289
                                                        -----------  ----------
Total Current Liabilities                                   168,916      56,407
                                                        -----------  ----------

Stockholders' (Deficit):
Common stock, $0.001 par value; 50,000,000 shares           25,500      25,180
   authorized and 25,500,000 shares issued
   and outstanding.
Additional paid-in capital                                 486,250     484,570
(Less) subscriptions receivable                               (200)       (820)
(Deficit) accumulated during the development stage        (645,311)   (485,331)
                                                        ----------   ---------
Total Stockholders' (Deficit)                             (133,761)     23,599
                                                        ----------   ---------
Total Liabilities and Stockholders' (Deficit)           $   35,155   $  80,006
                                                        ==========   =========

              See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                       AND
         FOR THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO JUNE 30, 2001
                                  (UNAUDITIED)


                                                                                                                   FOR THE
                                                                                FROM              FROM           PERIOD FROM
                                                      QTR                   JAN. 1, 2001      MAR. 7, 2000      MAR. 7, 2000
                                        ------------------------------           TO               TO                  TO
                                             2001              2000         JUN. 30, 2001     JUN. 30, 2000      JUN. 30, 2001
                                        --------------    ------------     -------------    --------------    --------------
Revenues:
Sales Commissions                       $      42,615    $      34,550      $    85,582       $    34,550     $      222,428
Interest                                            -               48               50                48                195
                                        --------------   -------------     ------------      ------------      -------------
Total Revenues                                42,615            34,598           85,632            34,598            222,623
                                        --------------   -------------     ------------      ------------      -------------
Costs and Expenses:
Salaries and related taxes                     66,751           39,593           73,020            39,593            200,393
Consultant fees:
  Directors and officers                            -          140,000                -           140,000            140,000
  Other consultants                            11,765          246,628           25,329           246,628            315,214
Professional                                        -               -                 -                -                 500
Advertising and internet marketing              2,830           36,866            3,834            36,866             40,973
Costs associated with raising capital               -           11,500                -            11,500             11,500
Rents                                           6,170            4,191           10,925             4,191             24,104
Start-up costs                                  5,100           23,098            6,100            23,098             32,698
Office                                          9,734            9,253           15,052             9,253             37,078
Travel and entertainment                        9,254            5,827           17,756             5,827             40,762
Telephone                                       2,125            1,632            3,876             1,632              8,144
Insurance                                       3,217            1,262            5,364             1,262             10,564
Other                                           4,000               79            4,419                79              6,004
                                        --------------   -------------     ------------      ------------      -------------
  Total Costs and Expenses                    120,946          519,929          165,675           519,929            867,934
                                        --------------   -------------     ------------      ------------      -------------
Net (Loss)                              $     (78,331)   $    (485,331)    $    (80,043)     $   (485,331)     $    (645,311)
                                        ==============   =============     ============      ============      =============
Net (loss) per common share             $      (0.00)   $       (0.07)    $      (0.00)     $      (0.07)     $    N/A
                                        ==============   =============     ============      ============      =============
Weighted average common shares             25,500,000        7,149,000       25,500,000         7,149,000           N/A
                                        ==============   =============     ============      ============      =============



              See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
         FOR THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO JUNE 30, 2001
                                  (UNAUDITIED)


                                                                         For The Six           For The Period From
                                                                    Months Ended June, 30       March 7, 2000 To
                                                                     2001           2000         June 30, 2001
                                                                    ---------     ---------     ----------------
Cash Flows From Operating Activities:
 Net (loss)                                                         $ (80,043)    $(485,331)     $     (645,311)
                                                                   ----------    ----------      --------------
 Adjustments to Reconcile Net (Loss) to
             Net Cash Provided (Used) by Operating Activities:
   Depreciation and amortization                                          968            79               1,533
   Stock issued for services                                                -       317,000             317,000
   (Increase) in commissions receivable                                   147       (20,260)             (8,859)
   Increase in accounts payable and accrued expenses                   33,322         9,118              59,230
   Increase in salaries payable - officer                              59,264             -              74,675
   Increase in payable to business consultant                               -        33,000              33,000
   Increase in payroll taxes payable                                      994        14,289               2,011
   (Increase) Provided in security deposits                                 -        (1,522)             (1,522)
                                                                   ----------    ----------      --------------
      Net Cash (Used) by Operating Activities                          14,652      (133,627)           (168,243)
                                                                   ----------    ----------      --------------

Cash Flows From Investing Activities:
 Purchase equipment                                                    (2,263)       (9,506)            (11,941)
                                                                   ----------    ----------      --------------
      Cash Flows (Used) by Investing Activities                        (2,263)       (9,506)            (11,941)
                                                                   ----------    ----------      --------------

Cash Flows From Financing Activities:
 Issue common stock for cash                                                -       191,930             194,550
                                                                   ----------    ----------      --------------
      Cash Flows Provided by Financing Activities                           -       191,930             194,550
                                                                   ----------    ----------      --------------

Net increase in cash                                                   12,389        48,797              14,366

Cash at beginning of period                                             1,977             -                   -
                                                                   ----------    ----------      --------------

Cash at end of period                                              $   14,366    $   48,797      $       14,366
                                                                   ==========    ==========      ==============

Supplemental Cash Disclosures:
 Stock issued for services                                         $        -    $  317,000      $      317,000
                                                                   ==========    ==========      ==============


              See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the interim condensed financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed financial statements should be read in conjunction with the Company's annual financial statement in Form SB-2, effective May 2001,which contains the audited financial statements and notes thereto for the period from March 7, 2000 to December 31, 2000.

NATURE OF OPRATIONS

CARSUNLIMITED.COM, INC. (The Company) was formed in Nevada on March 7,2000. The Company is a development stage company with limited operations and revenues and only nominal assets. Its intended purpose is to offer users the ability to search a database that contains products and information about the Automobile Industry, new and used car sales (classified ads), as well as automotive products such as extended warranty information and anti-theft body part marking. The Company has adopted December 31 as its year end.

As the Company develops its website, its operations are currently limited to marketing various lease products directly through automobile dealers. The Company arranges for the dealer to market the products to their automotive customers and collect the costs and fees. The Company receives commissions from the third party administrators.

The Company is a development stage company with limited operations and revenues and only nominal assets. The company's ability to commence its intended operations is based on the successful placement of 1,500,000 units at a price of $0.10 per unit, each unit consisting of 1 share of common stock valued at $0.10 per share, and, an option to purchase 3 warrants exercisable at $0.30 per warrant. The Private Placement Memorandum (PPM) is being offered without registration under the exemption from registration afforded by Section 4(2) of the Securities Act 1933, as amended.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues an expenses during the reporting period. Actual results could differ from those estimates.

Commissions Receivable

Commissions receivable represent the Company's commissions for sales of automotive products (extended warranties, GAP insurance and other lease products) through automobile dealers (dealers). These dealers have agreed to market the Company's automotive products directly to their customers and to collect the fees and costs. The Company is responsible for servicing the dealer and transmitting the checks to a third party administrator. No provision for uncollectibles has been recorded as the Company believes none is necessary.

Common Stock

The Company offered 389,000 shares at $0.10 per share through a promissory note wherein the Company received the proceeds of the notes and in return agreed to issue the shares upon the note holder completing a subscription agreement from the PPM. Through December 31, 2000, the Company collected $38,900 in cash.

The Company intends to raise $1,500,000 by offering 1,500,000 units at a price of $0.10 per unit, each unit consisting of one share of common stock valued at $0.10 per share and an option to purchase three warrants exercisable at $0.30 per warrant. The Private Placement Offering (PPM) is being offered without registration under the Securities Act of 1933 or under the securities laws of any state. Through December 31, 2000, the Company raised $150,000 in the first round of financing and expects to have the warrants exercised at $0.30 per warrant in the coming year. The company is dependent upon maximum exercise of all option in order to raise the full $ 1,500,000.

Fair Value of Financial Instruments

Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts which approximate fair value.

(Loss) Per Common Share

Net (loss) per common share is based on the weighted average of common shares outstanding during the period.

Income Taxes

The Company has a net operating loss (NOL) carryforward expiring in 2021. No tax benefit has been reported in the financial statements because the potential tax benefit of the net operating loss carryforwards are completely offset by a valuation allowance of the same amount because of the uncertainty of the Company realizing future taxable income. Deferred taxes on the differences between book and tax accounting are immaterial.

GOING CONCERN

The Company is a development stage company with limited operations, no substantial, continuing source of revenues, only nominal assets, and working capital and stockholders' deficits. The Company's intended operations will require substantial capital and until revenues are sufficient to fund ongoing operations, the Company will be highly dependent on external sources of financing. The Company has no internal sources of liquidity and does not expect to generate any positive cash flows in the immediate future. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company has begun to raise $1,500,000 through a Private Placement Memorandum
(PPM) as more fully discussed under "Common Stock", the company through December 31, 2000, raised $150,000 and expects to raise the balance or $1,350,000 in the coming year from the exercise of 100% of the options ($0.90 per option X's l,500,000 units).

Although the Company believes that it can successfully complete the PPM there can be no assurance that it will do so or even if completed it will be sufficient to permit the Company to implement its intended operations.

Item 17.  Management's Discussion and Analysis

         The following discussion should be read along with our financial statements, which are included in another section of this 10-QSB. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in this Report should be read as applying to all forward-looking statements in any part of this 10-QSB.

         We were incorporated on March 7, 2000 as a Nevada Corporation. We have adopted December 31 as our year end. We are a development stage company with limited operations and revenues and only nominal assets. Any reference in this document to "the Company," "our", "we" or "us" refers to CarsUnlimited.com, Inc.

         We provide products and information related to the auto industry to our customers through our Web site using classified ads and affiliate link programs. We offer new and used car classified advertising as well as products such as automotive warranties. We currently have two revenue streams. The first is from our Internet site and the second is from our automotive wholesale products division, which sells automotive products to auto dealerships, leasing companies and credit unions. We sell benefit roadside assistance packages to corporations, companies and credit unions. We sell this product in the Northeastern portion of the United States. We receive commissions on the sales we make. We expect to expand our operations into franchised car care centers in the months ahead.

         Our goal is to become a market leader in providing top quality content and information about automobile related needs from around the world. Our business strategy includes developing an attractive Internet presence that is easy to us and meets the customer's needs. In the months ahead we hope to attract new product suppliers and broaden our market.

         It will be important to expand our customer base in the months ahead. To achieve this will allow automobile producers, cooperative dealers, parts producers and warranty suppliers to be listed on our website free of charge for a limited time. After an initial servicing period, we will charge a monthly fee to each of these vendors. Our strategy will focus on instituting an intensive marketing and promotional campaign to increase traffic to our site and sales of our products. We will enter advertising agreements with on-line companies with similar target audiences. In addition, as funding becomes available, we intend to advertise in trade journals and set up promotional booths at automobile shows.

Analysis of Financial Condition.

         As of June 30, 2001, we had cash reserves of $14,366 and no other liquid assets or resources. By comparison, as of the period ending December 31, 2000 we had cash reserves of $48,797. On June 30, 2001 we had total current liabilities of $168,916 compared with $56,407 on December 31, 2000. Our liabilities include accounts payable of $59,230, unpaid salaries to officers of $74,675, and a payable to a business consultant of $33,000.

         We will need additional capital to implement our business plan successfully. If we are not able to raise sufficient capital through the sale of equity or debt, we may not be able to successfully implement our business plan.

         Results of Operations

         We realized revenue of $85,582 for the six month period ending June 30, 2001. For the quarter ending June 30, 2001, we realized revenue of $42,615 compared with $34,550 for the same period in 2000. This revenue was primarily in the form of sales commissions for the sale of products and services through our Web site. We incurred expenses totaling $165,675 during the six-month period ending June 30, 2001. Our expenses for the quarter ending June 30, 2001 were $120,946 compared with $519,929 for the period ending June 30, 2000.

         We had a net loss of $80,043 for the six month period ending June 30, 2001 compared to a net loss of $485,331 for the period ending June 30, 2000. Our net losses for the quarter ending June 30, 2001 were $78,331. This represents a loss of less than $0.01 per share for the six month and three month period ending June 30, 2001 compared to a loss of $0.07 per share for the same periods in 2000. We have very limited liquidity and will be required to find additional sources of capital to succeed.

         Plan of Operations

         We plan to focus on the acquisition of additional operating capital in the months ahead in order to provide adequate funding for operations. In addition to continuing to develop our Web presence, we hope to enter into an agreement to participate with a popular New York area car care franchise in order to roll out a number of their franchises in other markets under CarsUnlimited.com. We expect to begin with an existing, profitable franchise in New York and expand into New Jersey, Westchester county New York and Connecticut. Our goal is to establish ten franchises in the next 12 to 18 months.

         Despite our efforts, we may not be successful in implementing our vision based on the recent trends within the Internet industry, particularly with respect to consumer oriented e-commerce companies. Beginning in early 2000 and continuing into 2001, a significant number of these companies began to experience financial difficulties, which included dropping share prices, layoffs or closures and lack of profits. In addition, many Internet companies have sought combination with their competitors or with more traditional "brick-and-mortar" companies in an effort to survive. Many Internet companies are running deep losses and have spent heavily on marketing, customer acquisition, personnel and product development only to experience cash shortages prior to reaching profitability. We may be affected by similar market conditions.

         Liquidity and Capital Resources

         Since inception, we have used more cash than we have generated. Because of the continued need for substantial amounts of working capital to fund the growth of the business, we expect to experience negative operating cash flow for the foreseeable future. In 2000 and the first two quarters of 2001, we recorded a total of $511,750 in capital from common stock and additional paid in capital. As of June 30, 2000, we had total assets of $80,006 and $56,407 in current liabilities with shareholder equity of $23,599. As of June 30, 2001 we had total assets of $35,155 and $168,916 in current liabilities.

         We will have to succeed in our debt and equity financing activities in the year ahead in order to complete and execute on our business plan. Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors. We will need to raise substantial additional capital in order to succeed and to continue in business. Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon external sources for liquidity. As of June 30, 2001, our sources of external and internal financing are limited.

         During the period ending June 30, 2000 we received $191,930 from the issuance of common stock. We have raised $150,000 through a Regulation D, Rule 506 offering that was Initiated on May 10, 2000 and closed on June 10, 2000. The offering was for purchase of 1,500,000 units with each unit consisting of one share of common stock valued at $0.10 per share and, 3 warrants exercisable at $0.30 per warrant, par value $.001 per share. We may receive additional funds if and when the warrants associated with the Regulation D, Rule 506 offering are exercised. We did not receive any cash from financing activities in the first two quarters of 2001. Cash on hand at the conclusion of the period ending June 30, 2001 was $14,366.

         Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern. We may, in the future, experience significant fluctuations in our results of operations. We will be required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when a market for those shares becomes available. However, our offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan. Our current working capital is not sufficient to cover cash requirements for the balance of the current fiscal year or to bring us to a positive cash flow position. It is possible that we will never become profitable and will not be able to continue as a going concern. If we are unable to continue operations, our assets may be worth considerably less than the net book value reported on our balance sheet.

     FORWARDING-LOOKING STATEMENTS

This quarterly report on Form 10-QSB includes "forward-looking statements" within the meaning of SECTION 27A of the Securities Act of 1933 and SECTION 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of our existing capital resources and our ability to raise additional capital to fund cash requirements for future operations, (ii) uncertainties involved in the rate of growth and acceptance of the Internet,
(iii) adoption by our target customer community of electronic technology for gathering information, facilitating e-commerce transactions, and providing new products, websites, and services, (iv) volatility of the stock market, particularly within the technology sector, and (v) general economic conditions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, the expectations reflected in these forward-looking statements may prove to have been incorrect.

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this quarterly report.

                                  CARSUNLIMITED
                                    PART II.
                                OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 6. Exhibits and Reports on Form 8-K

        None
                                       10

                                   SIGNATURES


        Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CARSUNLIMITED



                                       By: /s/ Anthony Genova
                                           -------------------------------------
                                           President and Director



Dated: August 14, 2001