Form 10QSB
period 2001-03-31
CARSUNLIMITED COM INC
filed 2001-08-30
CIK 1118159

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the Quarterly period ended March 31, 2001

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

                                 (516) 671-4466
                           (Issuer's telephone number)


The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                Class                                March 31, 2001
                -----                                --------------

    Common stock, $ 0.001 par value                    25,500,000

                             CARSUNLIMITED.COM, INC.

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         ITEM 1 - Condensed Unaudited Financial Statements

         Balance Sheets as of March 31, 2001 and 2000
         (Unaudited).....................................................   3

         Statements of Operations for the Three Months Ended
         March 31, 2001 and 2000 (Unaudited).............................   4

         Statements of Cash Flows for the Three Months
         Ended March 31, 2001 and 2000 (Unaudited).......................   5

         Notes to Condensed Unaudited Financial Statements...............   6-7

         ITEM 2

         Management's Plan of Operations.................................   8-11

PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings...............................................   12

         ITEM 6

         Exhibits and Reports on Form 8-K................................   12


         Signatures......................................................   13

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                             MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                     ASSETS
                                                                              2001         2000
                                                                           ---------    ---------
Cash                                                                       $     264    $   8,567
Commissions receivable                                                         9,007            -
                                                                           ---------    ---------
Total Current Assets                                                           9,271        8,567
                                                                           ---------    ---------

Equipment and furniture, net                                                   9,112       15,315
Security deposits                                                              1,522        2,400
Other assets                                                                      --        7,998
                                                                           ---------    ---------
Total Assets                                                               $  19,905    $  34,280
                                                                           =========    =========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Account payable and accrued expenses                                       $  25,908    $   1,780
Salaries payable - officer                                                    15,411           --
Payable to business consultant                                                33,000           --
Payroll taxes payable                                                          1,017           --
                                                                           ---------    ---------
Total Current Liabilities                                                     75,336        1,780
                                                                           ---------    ---------

Stockholders' (Deficit):
Common stock, $0.001 par value; 50,000,000 shares authorized
   and 25,500,000 shares issued and outstanding                               25,500          443
Additional paid-in capital                                                   486,250       43,857
(Less) subscriptions receivable                                                 (200)     (11,800)
(Deficit) accumulated during the development stage                          (566,981)          --
                                                                           ---------    ---------
Total Stockholders' (Deficit)                                                (55,431)      32,500
                                                                           ---------    ---------
Total Liabilities and Stockholders' (Deficit)                              $  19,905    $  34,280
                                                                           =========    =========


             See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                       AND
         FOR THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO MARCH 31, 2001
                                  (UNAUDITED)

                                                                                FOR THE
                                              FROM               FROM         PERIOD FROM
                                           JAN. 1, 2001      MAR. 7, 2000     MAR. 7, 2000
                                                TO                TO               TO
                                           MAR. 31, 2001     MAR. 31, 2000    MAR. 31, 2001
                                          --------------    --------------   --------------
Revenues:
Sales Commissions                         $       42,967    $           --   $      179,812
Interest                                              50                --              196
                                          --------------    --------------   --------------
    Total Revenues                                43,017                --          180,008
                                          --------------    --------------   --------------

Costs and Expenses:
    Salaries and related taxes                     6,270                --          133,642
    Consultant fees:
       Directors and officers                         --                --          140,000
       Other consultants                          13,564                --          260,152
    Commissions                                       --                --           43,797
    Advertising and Internet marketing             1,004                --           38,143
    Costs associated with raising capital             --                --           11,500
    Rents                                          4,755                --           17,934
    Start-up costs                                 1,000                --           27,598
    Office                                         5,168                --           27,194
    Travel and entertainment                       8,502                --           31,508
    Telephone                                      1,751                --            6,019
    Insurance                                      2,147                --            7,348
    Other                                            569                --            2,154
                                          --------------    --------------   --------------
       Total Costs and Expenses                   44,730                --          746,989
                                          --------------    --------------   --------------
Net (Loss)                                $       (1,713)   $           --   $     (566,981)
                                          ==============    ==============   ==============
Basic and diluted net (loss)
  per common share                        $        (0.00)   $        (0.00)  $          N/A
                                          ==============    ==============   ==============
Weighted average common shares                25,500,000                --              N/A
                                          ==============    ==============   ==============

             See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
         FOR THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO MARCH 31, 2001
                                  (UNAUDITED)

                                                                    From              From       For The Period From
                                                                Jan. 1, 2001      Mar. 7, 2000     March 7, 2000
                                                                     To                To                To
                                                               Mar. 31,  2001    Mar. 31,  2000    March 31, 2001
                                                               --------------    --------------    --------------
Cash Flows From Operating Activities:
    Net (loss)                                                 $       (1,713)   $           --    $     (566,981)
                                                               --------------    --------------    --------------
       Adjustments to Reconcile Net (Loss) to
               Net Cash (Used) by Operating Activities:
       Depreciation and amortization                                       --                --               565
       Stock issued for services                                           --             5,000           317,000
       (Increase) in commissions receivable                                --                --            (9,006)
       Increase in accounts payable and accrued expenses                   --             1,780            25,908
       Increase in salaries payable - officer                              --                --            15,411
       Increase in payable to business consultant                          --                --            33,000
       Increase in payroll taxes payable                                   --                --             1,017
       (Increase) in security deposits                                     --            (2,400)           (1,522)
       (Increase) in other assets                                          --            (7,998)               --
                                                               --------------    --------------    --------------
             Net Cash (Used) by Operating Activities                   (1,713)           (3,618)         (184,608)
                                                               --------------    --------------    --------------

Cash Flows From Investing Activities:
    Purchase equipment                                                     --           (15,315)           (9,677)
                                                               --------------    --------------    --------------
      Cash Flows (Used) by Investing Activities                            --           (15,315)           (9,677)
                                                               --------------    --------------    --------------

Cash Flows From Financing Activities:
    Issue common stock for cash                                            --            27,500           194,550
                                                               --------------    --------------    --------------
      Cash Flows Provided by Financing Activities                          --            27,500           194,550
                                                               --------------    --------------    --------------

Net increase in cash                                                   (1,713)            8,567               264

Cash at beginning of period                                             1,977                --                --
                                                               --------------    --------------    --------------

Cash at end of period                                          $          264    $        8,567    $          264
                                                               ==============    ==============    ==============

Supplemental Cash Disclosures:
    Stock issued for services                                  $           --    $        5,000    $      317,000
                                                               ==============    ==============    ==============


             See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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

Item 2.  Management's Discussion and Analysis

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

         We provide products and information related to the auto industry to our customers through our Web site using classified ads and affiliate link programs. We offer new and used car classified advertising as well as products such as automotive warranties. We currently have two revenue streams. The first is from our Internet site and the second is from our automotive wholesale products division, which sells automotive products to auto dealerships, leasing companies and credit unions. We sell benefit roadside assistance packages to corporations, companies and credit unions. We sell this product in the Northeastern portion of the United States. We receive commissions on the sales we make. We expect to expand our operations into franchised car care centers in the months ahead. Each car care center will provide care repair services, automobile accessories and rental cars. As we grow, we expect our car care centers to be the primary growth sector of our business.

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

Analysis of Financial Condition.

         As of March 31, 2001, we had cash reserves of $264 and a commissions receivable of $9,007 for total current assets of $9,271 and no other liquid assets or resources. By comparison, as of the period ending March 31, 2000 we had cash reserves of $8,567 and no other current assets. On March 31, 2001 we had total current liabilities of $75,336 compared with $1,780 on

March 31, 2000. Our liabilities include accounts payable of $25,908, unpaid salaries to officers of $15,411, and a payable to a business consultant of $33,000.

         We will need additional capital to implement our business plan successfully. If we are not able to raise sufficient capital through the sale of equity or debt, we may not be able to successfully implement our business plan.

         Results of Operations

         We realized revenue of $43,017 for the period ending March 31, 2001. We realized no revenue from March 7, 2000, (our date of inception), to March 31, 2000. Our revenue was produced primarily form of sales commissions for the sale of products and services and through our Web site. We incurred expenses totaling $44,730 for the period ending March 31, 2001. Our expenses for the same quarter of 2000 were zero.

         We had a net loss of $1,713 for the period ending March 31, 2001 and a net loss of $0.00 for the period ending March 31, 2000. This represents a loss of less than $0.01 per share for the period ending March 31, 2001. We have very limited liquidity and will be required to find additional sources of capital to succeed.

         Plan of Operations

         We plan to focus on the acquisition of additional operating capital in the months ahead in order to provide adequate funding for operations. In addition to continuing to develop our Web presence, we hope to enter into an agreement to participate with a popular New York area car care franchise in order to roll out a number of their franchises in other markets under CarsUnlimited.com. We expect to begin with a franchise in New Jersey and expand throughout the North Eastern U.S. Our goal is to establish ten franchises in the next 18-24 months.

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

         Liquidity and Capital Resources

         Since inception, we have used more cash than we have generated. Because of the continued need for substantial amounts of working capital to fund the growth of the business, we expect to experience negative operating cash flow for the foreseeable future. In 2000 and the first quarter of 2001, we recorded a total of $511,750 in capital from common stock and additional paid in capital. As of March 31, 2001, we had total assets of $19,905 and $75,336 in current liabilities with negative shareholder equity of $(55,431). As of March 31, 2000, we had total assets of 34,280 and $1,780 in current liabilities with shareholder's equity of $32,500.

         We will have to succeed in our debt and equity financing activities in the year ahead in order to complete and execute on our business plan. Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors. We will need to raise substantial additional capital in order to succeed and to continue in business. Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon external sources for liquidity. As of March 31, 2001, our sources of external and internal financing are limited.

         During the three months ending March 31, 2001, we received no funds from the issuance of common stock. We have raised $150,000 through a Regulation D, Rule 506 offering that was Initiated on May 10, 2000 and closed on June 10, 2000. The offering was for purchase of 1,500,000 units with each unit consisting of one share of common stock valued at $0.10 per share and, 3 warrants exercisable at $0.30 per warrant, par value $.001 per share. We may receive additional funds if and when the warrants associated with the Regulation D, Rule 506 offering are exercised. We did not receive any cash from financing activities in the first quarter of 2001. Cash on hand at the conclusion of the three months ending March 31, 2001 was $264.

            As of March 31, 2001, none of the warrants had been exercised and none has been exercised as of the date of this filing. Subsequent to the period ending March 31, 2001, we have focused our business plan on the expansion of our car care centers and expect to grow our business primarily through the expansion of the car care center operations.

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



Dated: August 29, 2001