Form 10QSB
period 2001-09-30
CARSUNLIMITED COM INC
filed 2001-11-19
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  Quarterly  Period  Ended  September  30,  2001

(  )    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934


Commission  File  Number  000-28195

                              CARSUNLIMITED.COM, INC.
                              ---------------------
     (Exact  name  of  small  business  issuer  as  specified  in  its  charter)

     Nevada                                         11-3535204
     --------                                       -----------
(State  or  Other  Jurisdiction  of          (IRS Employer Identification No.)
Incorporation  or  Organization)

                  10 Cedar Swamp Road, Glen Cove, New York 11542
                    (Address of Principal Executive Offices)

                                 (516) 671-4466
                                 --------------
                             Issuer's Telephone Number

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.
                                                                        ---
     There were 25,500,000 shares of the registrant's common stock outstanding as of September 30, 2001.

Financial Statements

                              CARSUNLIMITED.COM, INC.

                                TABLE OF CONTENTS

                                                                              PAGE NO.
                                                                              --------
PART  I.  FINANCIAL  INFORMATION

          ITEM  1  -  Condensed  Unaudited  Financial  Statements

          Balance  Sheet  as of September 30, 2001 and 2000                          3

          Statements  of  Operations  for  the  quarter ended September 30, 2001 and  2000  and  nine  months  ended  September  30,  2001  and  from
          March  7,  2000  to  September  30,  2000  and  for  the  period  from
          March  7,  2000  to  September  30,  2001.                                 4

          Statement  of  Cash  Flows  for  the  nine  months  ended  September 30,
          2001 and  from  March  7  2000  to  September  30,  2000  and  for
          the  period  from March  7,  2000  to  September  30,  2001.               5

          Notes  to  Condensed  Unaudited  Financial  Statements.                    6-8


                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                ASSETS


                                                                       2001                2000
                                                               --------------------  ----------------
Cash                                                           $                 -   $        10,312
Commissions receivable                                                       3,875            20,260
Prepaid advertising                                                              -            23,437
Officer advance                                                                  -             1,000
                                                               --------------------  ----------------
Total Current Assets                                                         3,875            55,009
                                                               --------------------  ----------------

Equipment and furniture, net                                                10,561            23,953
Security deposits                                                            1,672             1,522
                                                               --------------------  ----------------
Total Assets                                                   $            16,108   $        80,484
                                                               ====================  ================


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Account payable and accrued expenses                           $            67,565   $        11,688
Salaries payable                                                            99,860                 -
Payable to business consultant                                              33,000            33,000
Payroll taxes payable                                                        2,578            14,289
                                                               --------------------  ----------------
Total Current Liabilities                                                  203,003            58,977
                                                               --------------------  ----------------

Stockholders' (Deficit):
Common stock, $0.001 par value; 50,000,000 shares authorized
   and 25,500,000 shares issued and outstanding.                            25,500            25,180
Additional paid-in capital                                                 486,250           484,570
(Less) subscriptions receivable                                               (200)             (820)
(Less) cost of equity funds                                                      -          (244,470)
(Deficit) accumulated during the development stage                        (698,445)         (242,953)
                                                               --------------------  ----------------
Total Stockholders' (Deficit)                                             (186,895)           21,507
                                                               --------------------  ----------------
Total Liabilities and Stockholders' (Deficit)                  $            16,108   $        80,484
                                                               ====================  ================


             See notes to condensed unaudited financial statements.

                              CARSUNLIMITED.COM, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
            FROM MARCH 7 , 2000 (INCEPTION) TO SEPTEMBER 30 , 2000 AND
       FOR THE PERIOD FROM MARCH 7, 2000  (INCEPTION) TO SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                                                                                                      FOR  THE
                                                                                FROM                  FROM           PERIOD FROM
                                                                            JAN. 1, 2001          MAR. 7, 2000       MAR. 7, 2000
                                                       QTR                        TO                   TO                TO
                                               2001          2000          SEP. 30, 2001          SEP. 30, 2000      SEP. 30, 2001

Revenues:
Sales Commissions                         $    22,772        $   58,286          $   108,334           $   92,835    $ 245,179
Interest                                            -                93                   50                  141          196
                                         ------------       -----------         ------------          -----------    -------------
Total Revenues                                 22,772            58,379              108,384               92,976      245,375
                                         ------------       -----------         ------------          -----------    -------------

Costs and Expenses:
Salaries and related taxes                     31,516            61,640              104,537              101,233      231,909
Consultant fees:
Directors and officers                              -                 -                    -              140,000      140,000
Other consultants                               7,201            14,667               32,531               28,325      322,916
Professional                                    4,000                 -                4,000                    -        4,000
Promotion, Advertising and Internet marketing   1,348                758               5,182                14,187      42,321
Costs associated with raising capital               -                 -                    -                    -       11,500
Rents                                           4,069             4,909               14,994                9,100       28,173
Start-up costs                                   (400)                -                5,700                8,498       32,298
Office                                          9,005             4,014               24,058               13,107       46,084
Travel and entertainment                       15,845             9,425               33,600               15,252       56,606
Telephone                                       2,094             1,357                5,970                2,989       10,238
Insurance                                       2,230             1,708                7,594                2,970       12,795
Other                                          (1,023)               30                3,395                  268        4,980
                                          ------------       -----------         ------------          -----------    -------------
Total Costs and Expenses                       75,885            98,508              241,561              335,929      943,820
                                          ------------       -----------         ------------          -----------    -------------

Net (Loss)                                $   (53,113)       $  (40,129)         $  (133,177)          $ (242,953)    $(698,445)
                                          ============       ===========         =============         ===========    =============
Basic and diluted net (loss)
    per common share                      $     (0.00)       $    (0.01)         $     (0.01)          $    (0.03)         N/A
                                          ============       ===========         =============         ===========    =============
Weighted average common shares             25,500,000         7,149,000           25,500,000            7,149,000          N/A
                                          ============       ===========         =============         ===========    =============




             See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
            FROM MARCH 7, 2000  (INCEPTION) TO SEPTEMBER 30, 2000 AND
       FOR THE PERIOD FROM MARCH 7, 2000  (INCEPTION) TO SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                           FROM           FROM
                                                      JAN. 1, 2001    MAR. 7, 2000   FOR THE PERIOD
                                                             TO            TO        FROM MAR. 7, 2000
                                                      SEP. 30, 2001  SEP. 30, 2000    TO SEP. 30, 2001
                                                      -------------  --------------  ------------------
Cash Flows From Operating Activities:
Net (loss)                                              $(133,177)       $(242,953)  $(698,445)
                                                      -------------  --------------  ------------------
Adjustments to Reconcile Net (Loss) to
             Net Cash (Used) by Operating Activities:
Depreciation and amortization                               1,565               79       2,130
Stock issued for services                                       -          317,000     317,000
(Increase) in commissions receivable                        5,131          (20,260)     (3,875)
(Increase) in prepaid advertising                               -          (23,437)          -
(Increase) in officer advance                                   -           (1,000)          -
Increase in accounts payable and accrued expenses          39,019           11,688      67,565
Increase in salaries payable - officer                     84,449                -      99,860
Increase in payable to business consultant                      -           33,000      33,000
Increase in payroll taxes payable                           1,561           14,289       2,578
(Increase) in security deposits                              (150)          (1,522)     (1,672)
                                                      -------------  --------------  -----------
Net Cash Provided (Used) by Operating Activities           (1,602)          86,884    (181,859)
                                                      -------------  --------------  -----------

Cash Flows From Investing Activities:
Purchase equipment                                         (3,013)         (24,032)    (12,691)
                                                      -------------  --------------  ----------
Cash Flows (Used) by Investing Activities                  (3,013)         (24,032)    (12,691)
                                                       ------------   -------------  ----------

Cash Flows From Financing Activities:
Issue common stock for cash                                     -          191,930     194,550
Bank overdraft                                              2,638                -       2,638
Cost of equity funds                                            -         (244,470)          -
                                                      -------------  --------------  ----------
Cash Flows Provided by Financing Activities                 2,638          (52,540)    194,550
                                                      -------------  --------------  ----------
Net increase in cash                                       (1,977)          10,312           -

Cash at beginning of period                                 1,977                -           -

Cash at end of period                                   $       -        $  10,312   $       -
                                                       ============   =============  ===========
Supplemental Cash Disclosures:
Stock issued for services                               $       -        $ 317,000   $ 317,000
                                                       ============   =============  ===========


             See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2001

BASIS  OF  PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB, item 310 (b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the interim condensed financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed financial statements should be read in conjunction with the Company's annual financial statements in Form SB-2, effective May 2001, which contains the audited financial statements and notes thereto for the period from March 7, 2000 to December 31, 2000.


NATURE  OF  OPERATIONS

CARSUNLIMITED.COM, INC. (The Company) was formed in Nevada on March 7, 2000. The Company is a development stage company with limited operations and revenues and only nominal assets. Its intended purpose is to offer users the ability to search a database that contains products and information about the Automobile
Industry, new and used car sales (classified ads), as well as automotive products such as extended warranty information and anti-theft body part marking. The Company has adopted December 31 as its year-end.

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

                           CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2001


COMMISSIONS  RECEIVABLE

Commissions receivable represent the Company's commissions for sales of automotive products (extended warranties, GAP insurance and other lease products) through automobile dealers (dealers). These dealers have agreed to market the Company's automotive products directly to their customers and to collect the fees and costs. The Company is responsible for servicing the dealer and transmitting the checks to a third party administrator. No provision for uncollectibles has been recorded, as the Company believes none is necessary.

COMMON  STOCK

The Company offered 389,000 shares at $0.10 per share through a promissory note wherein the Company received the proceeds of the notes and in return agreed to issue the shares upon the note holder completing a subscription agreement from the PPM. Through September 30, 2001, the Company collected $38,900 in cash.

The Company intends to raise $1,500,000 by offering 1,500,000 units at a price of $0.10 per unit, each unit consisting of one share of common stock valued at $0.10 per share and an option to purchase three warrants exercisable at $0.30 per warrant. The Private Placement Offering (PPM) is being offered without registration under the Securities Act of 1933 or under the securities laws of any state. Through September 30, 2001, the Company raised $150,000 in the first round of financing and expects to have the warrants exercised at $0.30 per warrant in the coming year. The company is dependent upon maximum exercise of all option in order to raise the full $ 1,500,000.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts which approximate fair value.

BASIC  AND  DILUTED  NET  (LOSS)  PER  COMMON  SHARE

Basic and diluted net (loss) per common share is based on the weighted average of common shares outstanding during the period.

                           CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2001

INCOME  TAXES

The Company has a net operating loss (NOL) carryforward of approximately $700,000 expiring in varying amounts through 2021. No tax benefit has been reported in the financial statements because the potential tax benefit of the net operating loss carryforwards are completely offset by a valuation allowance of the same amount because of the uncertainty of the Company realizing future taxable income. Deferred taxes on the differences between book and tax accounting are immaterial.

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

The Company has begun to raise $1,500,000 through a Private Placement Memorandum
(PPM) as more fully discussed under "Common Stock". The company through September 30, 2001, raised $ 150,000 and expects to raise the balance or $ 1,350,000 in the coming year from the exercise of 100% of the options ($0.90 per option X's 1,500,000 units).

Although the Company believes that it can successfully complete the PPM there can be no assurance that it will do so or even if completed it will be sufficient to permit the Company to implement its intended operations.

ITEM  II.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

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

ANALYSIS  OF  FINANCIAL  CONDITION.

     As of September 30, 2001, we had a negative cash balance of <$2,638> with commissions receivable of $3,875. By comparison, as of September 30, 2000 we had cash reserves of $10,312 and commissions receivable of $20,260. On September 30, 2001 we had total current liabilities of $200,365 compared with $56,407 on September 30, 2000. Our liabilities include accounts payable and accruals of $67,505, unpaid salaries to officers of $99,860, and a payable to a business consultant of $33,000.

     We will need additional capital to implement our business plan successfully. If we are not able to raise sufficient capital through the sale of equity or debt, we may not be able to successfully implement our business plan.

     RESULTS  OF  OPERATIONS

     We realized revenue of $124,355 for the nine month period ending September 30, 2001. For the quarter ending September 30, 2001, we realized revenue of $29,307 compared with $60,596 for the same period in 2000. This revenue was primarily in the form of sales commissions for the sale of products and services through our Web site and from direct sales. We incurred expenses totaling $257,531 during the nine-month period ending September 30, 2001. Our expenses for the quarter ending September 30, 2001 were $82,440 compared with $100,725 for the period ending September 30, 2000.

     We had a net loss of $133,176 for the nine month period ending September 30, 2001 compared to a net loss of $242,953 for the period ending September 30, 2000. Our net losses for the quarter ending September 30, 2001 and September 30, 2000 were $53,133 and $40,129, respectively. These represent losses of $0.005 and $0.002 per share for the nine month and three month periods ending September 30, 2001 compared to losses of $0.017 and $0.002 per share for the same periods in 2000. We have very limited liquidity and will be required to find additional sources of capital to succeed.

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

     LIQUIDITY  AND  CAPITAL  RESOURCES

     Since inception, we have used more cash than we have generated. Because of the continued need for substantial amounts of working capital to fund the growth of the business, we expect to experience negative operating cash flow for the foreseeable future. In 2000 and the first three quarters of 2001, we recorded a total of $511,750 in capital from common stock and additional paid in capital. As of September 30, 2000, we had total assets of $80,484 and $56,407 in current liabilities with shareholder equity of $24,077. As of September 30, 2001 we had total assets of $13,470 and $200,365 in current liabilities with a negative shareholder equity of <$186,895>.

     We will have to succeed in our debt and equity financing activities in the year ahead in order to complete and execute on our business plan. Our working capital requirements and cash flow from operations are expected to vary from quarter to quarter, depending on the success of marketing activities, operating expenses, capital expenditures and other factors. We will need to raise substantial additional capital in order to succeed and to continue in business. Since inception, we have experienced negative cash flow from operations and will continue to experience negative cash flow for some time in the future. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until then, we intend to rely upon external sources for liquidity. As of September 30, 2001, our sources of external and internal financing are limited.

     In 2000 we raised $150,000 through a Regulation D, Rule 506 offering that was initiated on May 10, 2000 and closed on June 10, 2000. The offering was for purchase of 1,500,000 units with each unit consisting of one share of common stock valued at $0.10 per share and, 3 warrants exercisable at $0.30 per warrant, par value $.001 per share. We may receive additional funds if and when the warrants associated with the Regulation D, Rule 506 offering are exercised. We did not receive any cash from financing activities in the first three quarters of 2001. Cash on hand at the conclusion of the period ending September 30, 2001 was a negative balance of <$2,638>.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS:

There is no current outstanding litigation in which we are involved other than routine litigation incidental to ongoing business.

ITEM  2.  CHANGES  IN  SECURITIES:

     Not Applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES:

     Not  Applicable


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:

     Not Applicable


ITEM  5.  OTHER  INFORMATION:

     Not  Applicable


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K:

     (a)     Exhibits
             None

     (b)     Reports  on  Form  8-K
             None

                                   SIGNATURES


        Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CARSUNLIMITED.COM, INC.

                                       By:  /s/  Anthony  Genova
                                           -------------------------------------
                                           President  and  Director



Dated:  November 19,  2001