Form 10KSB
period 2001-12-31
CARSUNLIMITED COM INC
filed 2002-05-07
CIK 1118159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-KSB
(MARK  ONE)

 [X]   ANNUAL  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
     EXCHANGE  ACT  OF  1934 FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2001

 [ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ______________ TO _____________
                        COMMISSION FILE NUMBER 000-28195


                             CARSUNLIMITED.COM, INC.

                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEVADA                                              11-3535204

  (STATE  OR  OTHER  JURISDICTION  OF                      (I.R.S.  EMPLOYER
  INCORPORATION  OR  ORGANIZATION)                        IDENTIFICATION  NO.)


                           10 Cedar Swamp Rd., Ste. 8
                            Glen Cove, New York 11542
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516) 671-5551

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

                                      NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer had revenues of $127,711 for its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on April 30, 2002) is $202,680.

The number of shares issued and outstanding of the registrant's Common Stock, $.001 par value is 26,530,000 (as of April 30, 2002).







DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us as of present, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.



                                     PART I


ITEM 1. BUSINESS

     In this report, references to the "Company", "we", "us" and "our" refer to Carsunlimited.com, Inc., a Nevada corporation.

COMPANY OVERVIEW


CarsUnlimited.com, Inc. was incorporated in the State of Nevada on March 7, 2000. As of December 31, 2001 our corporate address was 10 Cedar Swamp Rd., Ste. 8, Glen Cove, New York 11542; however the Company is in the process of finding alternate office space and will now have its address as PO Box 446, Sea Cliff, New York 11579. The Company's telephone number is 516-671-5551 and our Internet Web address is http://www.carsunlimited.com. We are an early development stage company. Our initial goal was to provide our users with the ability to search a database that contains detailed information about the automobile industry, new and used car sales as well as a parts database and extended warranty information from around the world. Our service was intended to offer Internet users a quick and easy way to search for automobile related needs according to their interests via the Internet.


Business Development

We worked to combine an existing dealer-direct business with the potential of a new virtual storefront and portal and we filed a certificate of business for a fictitious firm name to do business as Dealer Direct services for automobile dealership products.

In September 2000, the Company entered into an agreement with Heritage TPA Inc. to help market the Heritage Vehicle Service Contract Program. Pursuant to the agreement, Heritage was obligated to pay the Company, per month, based on sold vehicle service Contracts. The term of the agreement is indefinite until canceled by either party.

On December 20, 2001, the Company entered into a commission based contract with Warranty Gold Ltd. ("Warranty Gold") located at 7501 Hwy 290 East Suite #101 Austin, Texas 78723. Warranty Gold is an online provider of extended warranties for cars, trucks, or sport utility vehicles. Warranty Gold, pursuant to the agreement, granted the Company a limited, non-exclusive world-wide, royalty free right and license to use the Warranty Gold trade name and service marks for the purpose of advertising, marketing and promoting Warranty Gold's content on the carsunlimited.com Internet Web site. Likewise, the Company granted similar rights for Warranty Gold to promote the carsunlimited.com content on the Warrant Gold Internet Web site. The term of such agreement is for a period of one year. For contracts of Warranty Gold sold by the Company, the Company will receive $100 for the first 25 contracts; $125 per contract for the next 25 contracts and $150 per contract for every contract above 50 which was obtained by the Company.


The Company was a diversified "click-and-mortar" company, providing products and services for automobile owners, potential owners, and manufacturers through multiple distribution and marketing channels including the Internet and direct sales. The Company's Internet website was able to receive immediate orders for warranty products, provided a free automobile classified section for consumers and dealers, sold ancillary products and offered content to attract and educate the potential buyers.

Competitive Business Conditions

The market for commercial uses of the Internet are new and evolving, and competition has increased significantly in these markets, as barriers to entry are relatively insubstantial. We have found the that our ability to compete depends on many factors mostly beyond our control, including the following:

-    the timing and market acceptance of our business model;

- the effectiveness of our website in attracting potential customers for our products;

- the number and types of strategic relationships we enter into (including e-commerce partnerships); and our marketing efforts.

Since December, we determined that the expected revenues from operations will not be sufficient to meet the operating expenses and are seeking to consummate a business combination with a profitable privately owned company.

We will attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute or sell assets to the Company rather than to merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company.

A business combination with a target company may involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors. No assurances can be given that the Company will be able to enter into a business combination, or, if the Company does enter into such a business combination no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Sources and Availability of Raw Material.

     As of the date of this Report, due to the nature of our business, we have no raw materials nor suppliers of raw materials.

Government Regulation Issues.

     Due to increasing usage of the Internet, a number of laws and regulations may be adopted relating to the Internet, covering user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development for Internet commerce may prompt more stringent consumer protection laws imposing additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for Internet services and increase the cost of doing business on the Internet. These factors may have an adverse effect on our business, results of operations and financial condition.

     Moreover, the interpretation of sales tax, libel and personal privacy laws applied to Internet commerce is uncertain and unresolved. We may be required to qualify to do business as a foreign corporation in each such state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Any such existing or new legislation or regulation, including state sales tax, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.




Research and Development.

To date, we have not undergone any research and development.

Lock Up Agreements

     A "leak out agreement", was entered into by the Company with the entities stated below whereby the following shareholders have agreed that their shares which were registered on a Form SB-2, shall be held by the Company's transfer agent and released to them on a pro rata basis of 10% each month until the shares are exhausted:

a.) Paul Greco Family Ltd., Partnership 735,000 shares: 73,500 shares per month for 10 months;

b.) The Greco Family Ltd., Partnership 735,000 shares: 73,500 shares per month for 10 months;

c.)  Nicholas Boscia 50,000 shares 5,000 shares per month for 10 months.

As of May 1, 2002, none of the shares listed as "locked-up" under the aforementioned "leak-out agreement", an aggregate of 1,520,000 shares have been physically delivered to the shareholders because the Company has been unable to pay an outstanding balance with its transfer agent. However, all of such shares are included in the Company's calculation of its 26,530,000 shares of common stock currently outstanding.

Recent Significant Events

     Due to the Company's inability to generate significant revenue, if any, to meet the Company's opeating expenses and its inability to pay its liabilities as they become due, on April 8, 2002 the Company entered into an agreement with Constellation Partners, on a non-exclusive basis, to attempt to locate a buyer for the sale or acquisition of the Company or a controlling interest in the Company. Should Constellation Partners provide a satisfactory candidate, Constellation Partners will be paid a one time pre-set finder's fee of 10% of the amount received by the Company, or the selling shareholders, as applicable, plus an additional $10,000 and 10% of the common stock then retained by the selling security holders. The Company can give no assurance that a transaction will be consummated through the introductions made by Constellation Partners.

Employees.

     The Company presently has 1 part time employee, its President, Anthony Genova.

Transfer Agent.

     The transfer agent for the shares of common stock is Olde Monmouth Transfer, 77 Memorial Parkway Ste. 2, Atlantic Highland, NJ 07716.


RISK FACTORS

     An investment in our common stock is speculative in nature and involves a high degree of risk. You should carefully consider the following risks and the other information contained in this prospectus before investing in the common stock offered hereby. The price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. You also should refer to the other information included in this prospectus, including the financial statements and related notes.

     If any of the events described below were to occur, our business, prospects, financial condition or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on it, we mean that it could or will have one or more of these effects.

GENERAL RISKS

WE WILL NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR OUR OPERATIONS AND IF WE ARE UNABLE TO SECURE SUCH FINANCING, WE MAY NOT BE ABLE TO SUPPORT OUR OPERATIONS.

     We will need additional funds to develop our operations. We may seek additional capital through

          -an offering of our equity securities, -an offering of debt securities, or -by obtaining financing through a bank or other entity.

We have not established a limit as to the amount of debt we may incur and we have not adopted a ratio of our equity to debt allowance. If we need to obtain additional financing, the financing may not be available from any source, or may not be available on terms acceptable to us. Any future offering of securities may not be successful. We may not be able to continue to operate if we are unable to obtain additional capital when needed.


WE HAVE LIMITED OPERATING HISTORY FOR YOU TO EVALUATE.

We incorporated in the State of Nevada in March 7, 2000 and have limited operations or revenues and nominal assets. As a start-up business, we are subject to all the substantial risks inherent in the commencement of a new business enterprise with new management. There can be no assurance that we will be able to successfully continue to generate revenues, operate profitably, or make any distributions to the holders of our securities. We have limited business history for you to analyze or to aid you in making an informed judgement as to the merits of an investment in our securities. Any investment in our common stock should be considered a high risk investment because you will be placing funds at risk in an unseasoned start-up company with unforeseen costs, expenses, competition and other problems to which start-up ventures are often subject. As we are a development stage company, our prospects must be considered in light of the risks, expenses and difficulties encountered in establishing a new business in any industry.




WE CURRENTLY HAVE NEGATIVE WORKING CAPITAL, LIMITED SOURCES OF LIQUIDITY, A DEFICIT NET WORTH AND SUBSTANTIAL LOSSES TO DATE.

We require substantial capital to pursue our operating strategy and currently have limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs, we will be dependent upon external sources of financing which may not be available. To date, we have limited internal sources of liquidity and expect limited internal cash flow in the immediate future. We do not have any commitments to raise additional capital and there is no assurance that any additional funds needed will be available on favorable terms, if at all. We require substantial working capital to continue the funding of our business. The Company has a deficit net worth and substantial losses. Should the Company be unable to obtain the necessary working capital to continue and the Company be forced to liquidate its assets, investors will likely lose their entire investment.

WE ARE DEPENDENT ON KEY MANAGEMENT PERSONNEL.

Our success is dependent upon, among other things, the services of Anthony J. Genova, Jr., CEO, president and director. The loss of the services of Mr. Genova, for any reason, could have a material adverse effect on the prospects of the Company's success in this industry. We do not have an employment agreement or key man life insurance for Mr. Genova. Currently, Mr. Genova devotes approximately 30 hours per week to the business of the Company and has outside employment opportunities. The expansion of our business will place further demands on existing management and future growth and profitability will depend, in part, on our ability to hire and retain necessary management personnel to operate the business. There is no assurance that we will be able to attract and retain the necessary experienced personnel.

THE COMPANY'S OFFICERS ARE NEGOTIATING THE SALE OF THEIR PERSONAL COMMON STOCK IN A PRIVATE TRANSACTION.

Mr. Genova and the other officers and directors of the Company have entered into a letter of intent and are in the process of negotiating the sale of their personal common stock to sell an approximate aggregate amount of 21,000,0000 shares. As such, if the proposed transaction should be finalized, the purchasers would obtain a majority control of the Company's common stock and, as part of the negotiations, may become directors of the Company. The Company can give no assurance that a transaction of any sort will be finalized or what the final terms of such transaction may be.

OUR CURRENT AND POTENTIAL COMPETITORS, SOME OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN WE DO, MAY DEVELOP PRODUCTS AND TECHNOLOGIES THAT MAY CAUSE DEMAND FOR, AND THE PRICES OF, OUR PRODUCTS TO DECLINE.

     We believe that our ability to compete depends on many factors both within and beyond our control. Some of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we have. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could materially harm our business, results of operations and financial condition.


WE HAVE NOT PAID ANY DIVIDENDS AND WE DO NOT ANTICIPATE DOING SO IN THE NEAR FUTURE.

     We have paid no dividends on our common stock and we cannot assure you that we will achieve sufficient earnings to pay cash dividends on our common stock in the near future. Further, we intend to retain earnings to fund our operations. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future.



SHARES OF OUR TOTAL OUTSTANDING SHARES THAT ARE RESTRICTED FROM IMMEDIATE RESALE BUT MAY BE SOLD INTO THE MARKET IN THE FUTURE COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DROP SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.


     As of May 2, 2002, we had 26,530,000 shares of our common stock issued and outstanding, 24,899,090 of which we believe are restricted securities. Such figure does not include an aggregate of 1,130,000 shares of our common stock which have not yet been issued due to the Company's inability to make payment to its transfer agent on outstanding invoices. Such figure of 26,530,000 shares outstanding does include 1,520,000 shares of common stock authorized for issuance, which shares have not yet been physically delivered to their respective shareholders due to the Company's inability to make payment to its transfer agent on outstanding invoices. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not our affiliate sells is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning us. In that event, "restricted securities" would be eligible for sale to the public at an earlier date. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them.




WE MAY, IN THE FUTURE, ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WHICH WOULD REDUCE INVESTORS PERCENTAGE OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

     Our certificate of incorporation authorizes the issuance of 50,000,000 shares of common stock, par value $.001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

THE SHARES AVAILABLE FOR SALE IMMEDIATELY BY THE SELLING SECURITY HOLDERS COULD SIGNIFICANTLY REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

     The market price of our common stock could drop if substantial amounts of shares are sold in the public market or if the market perceives that those sales could occur. A drop in the market price could adversely affect holders of our common stock and could also harm our ability to raise additional capital by selling equity securities. In addition, after a one-year holding period, shares held by our non-affiliates will become eligible for trading, pursuant to Rule
144 of  the  General  Rules  and  Regulations  of the  Securities  and  Exchange
Commission, without any additional payment to us or any increase in our capitalization.


ITEM 2. PROPERTIES

     As of December 31, 2001, our corporate address was 10 Cedar Swamp Rd., Ste. 8, Glen Cove, New York 11542; however the Company is in the process of finding alternate office space and will now have its address as PO Box 446, Sea Cliff, New York 11579. The Company's telephone number is 516-671-5551 and our Internet Web address is http://www.carsunlimited.com. The Company does not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may be involved as a plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate any material liability as a result of such litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 2000 to a vote of our security holders.





                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is quoted on the OTC Bulletin Board under the symbol "CAUL". The following table sets forth the range of high and low bid quotations of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions. Our common stock began trading on the OTC Bulletin Board on October 9, 2001

                                          HIGH            LOW
                                          -----           ----

Fourth  Quarter of 2001                   $.75           $.02

SECURITY HOLDERS

At April 30, 2002, there were 26,530,000 shares of our common stock outstanding which were held by approximately 83 stockholders of record. Such figure includes an aggregate of 2,550,000 shares of our common stock which have been authorized for issuance; however, these shares have not yet been physically delivered to their respective shareholders due to the Company's inability to make payment to its transfer agent on outstanding invoices.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the expansion of our business and we do not expect to declare or pay any cash dividends in the foreseeable future.


Recent Sale of Unregistered Securities

During the fourth quarter, for the fiscal year ended December 31, 2001, we have not issued unregistered securitiess.




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our audited financial statements and the related footnotes. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

General


     In September 2000, the Company entered into an agreement with Heritage TPA Inc. to help market the Heritage Vehicle Service Contract Program. Pursuant to the agreement Heritage is obligated to pay the Company, per month, based on sold vehicle service Contracts. The term of the agreement shall be indefinitely until canceled by either party.

     On December 20, 2001, the Company entered into a commission based contract with Warranty Gold Ltd. ("Warranty Gold") located at 7501 Hwy 290 East Suite #101 Austin, Texas 78723. Warranty Gold is an online provider of extended warranties for cars, trucks, or sport utility vehicles. Warranty Gold, pursuant to the agreement, granted the Company a limited, non-exclusive world-wide, royalty free right and license to use the Warranty Gold trade name and service marks for the purpose of advertising, marketing and promoting Warranty Gold's content on the carsunlimited.com Internet Web site. Likewise, the Company granted similar rights for Warranty Gold to promote the carsunlimited.com content on the Warrant Gold Internet Web site. The term of such agreement is for a period of one year. For contracts of Warranty Gold sold by the Company, the Company will receive $100 for the first 25 contracts; $125 per contract for the next 25 contracts and $150 per contract for every contract above 50 which was obtained by the Company.

Results of operations for the Fiscal Year Ended December 31, 2001

     The Company's revenues for the year ended 2001 were $127,711 as compared to the ten months ended December 31, 2000 (since inception on March 7, 2000) of $136,845, a decrease of $9,134 for the period. The Company's revenues decreased by 7%. Revenues are made up of commissions the Company earned on the products it sells. The Company has no cost of goods sold.

     The Company had no research and development cost for either fiscal years ended on December 31, 2000 or 2001.

     Salaries and related costs increased form $127,372 for 2000 to $140,535 for 2001, an increase of $13,163 (10%). The salaries for 2000 were for a period of ten months as compared to the full year salaries for 2001.

     Professional fees decreased from $386,588 in 2000 to $13,410 in 2001, a decrease of $373,178 (97%). The amount of professional fees paid in 2000 was primarily attributable to the Company's cost of registering and financing a public company for listing on the NASD OTC Bulletin Board.

     The Company paid sales commissions in the amount of $27,701 for the fiscal year ended December 31, 2001 as compared to the year ended December 31, 2000 of $43,797, a decrease of $16,096 or 37%. The Company used fewer outside sales persons in 2001.

     General and Administrative Expenses. Marketing, general and administrative expenses decreased from $144,502 for the year 2000 to $103,348 for the year 2001,a decrease of $41,725 or 28%. The primary reason for such decrease was the Company's reduced level of operations in 2001.

     Total operating expenses decreased from $702,259 in the year 2000 to $319,994 in the year 2001, a decrease of $382,265 or 54%. The decrease in operating expenses was primarily attributed to the decrease in professional fees incurred to start the Company.

     The operating loss for the year 2001 was $192,233 as compared to the year 2000, which was $565,268, a decrease in the loss of $412,656 or 73%.

Due to losses incurred in the past two years and a shortage in working capital of $175,190, the Company is considering selling the Company, as a reporting trading company. On April 8, 2002, the Company entered into an agreement with Constellation Partners, on a non-exclusive basis, to attempt to locate a buyer for the sale or acquisition of the Company. Should Constellation Partners provide a satisfactory candidate, Constellation Partners will be paid a one time pre-set finder's fee of 10% of the amount received by the Company plus an additional $10,000 and 10% of the common stock then retained by the selling security holders. The Company can give no assurance that a transaction will be consummated through the introductions made by Constellation Partners. Mr. Genova and the other officers and directors of the Company have entered into a letter of intent and are in the process of negotiating the sale of their personal common stock to sell an approximate aggregate amount of 21,000,0000 shares. As such, if the proposed transaction should be finalized, (i) the purchasers would obtain a majority control of the Company's common stock and (ii) as part of the negotiations, may become directors of the Company and (iii) the Company may sell its Internet Web based business to Mr. Genova. The Comapny can give no assurance that a transaction of any sort will be finalized or what the final terms of such transaction may be.

Financial Condition

     As of December 31,2001, cash totaled $867 as compared to $1977 at December 31,2000. Cash used by operating activities was $1,110 in 2001 as compared to $182,895 in 2000. Net working capital deficit of the company was $176,190 in 2001 as compared to $53,718 in 2000.

     Cash used for investing activities in 2000 was $9,678, which was for the purchase of furniture and equipment. Financing activities provided $194,550 from the issuance of common stock in the year 2000. The Company wrote down the cost of equipment by $6,366 due to impairment of the expected future cash flows of the equipment, in 2001.


Other:

Except for historical information contained in this Report, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Investors are directed to consider, among other items, the risks and uncertainties discussed in documents filed by us with the Securities and Exchange Commission.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 21, 2002, the Company was notified that Van Buren & Hauke, LLC would no longer be the auditor for the Registrant. On April 21, 2002, the Company appointed the accounting firm of Bloom & Co., LLP, as the Company's new outside auditors. The Board had determined that the Company's requirements would be better served by auditors who are situated in close proximity to the Company's management office and, based on a review of several accounting firms, we selected Bloom & Co., LLP, which has public company and auditing experience.

The auditors' report from Van Buren & Hauke, LLC for the period from inception on March 7,2000 to December 31, 2000 was unqualified. Howevers the opinions contained an explanatory paragraph expressing uncertainty regarding the continuation of the Company as a going concern.

     During the Company's most recent fiscal year, from inception on March 7, 2000 to December 31, 2000 and the subsequent interim periods preceding the change, there have been no disagreements with Van Buren & Hauke, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     Prior to engaging Bloom & Co., LLP, the Company consulted with Bloom and Co., LLP as to its qualifications, experiences and ability to audit the Company's financial statements. The Company and Bloom & Co., LLP did not have substantive discussions regarding the application of accounting principles to a specified transaction, either complete or proposed, or the type of audit opinion that might be rendered on the registrant's financial statements and there are no reports nor written or oral advice provided by the new accountants' used in deciding to retain Bloom & Co., LLP. Further, as noted, there was no matter that was the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K, promulgated by the Securities and Exchange Commission.


                                    PART III


ITEM 10.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT


     Our Bylaws provide that we shall have a minimum of one director on the board at any one time. Vacancies are filled by a majority vote of the remaining directors then in office. The directors and executive officers of the Company are as follows:

NAME  AND  ADDRESS               AGE     POSITIONS  HELD
                                 ---     ---------------
ANTHONY  J.  GENOVA,  JR          42     Director,  President  &  CEO

LAWRENCE  GENOVA                  45     Director

MICHAEL  MAKROPOULOS              43     Director

JOSEPH  ("SKIP")  MARKS           46     Director/VP  of  Internet  Marketing
                                           Development

WILLIAM  QUINN                    53     Director/Treasurer,  Secretary


     The above named directors will serve as the director until our next annual shareholder meeting to be held within six months of our fiscal year's close or until a successor is elected who accepts the position. Directors are elected for one-year terms.

ANTHONY J. GENOVA, JR.

     Mr. Genova has 21 years experience in the automobile industry and the banking business. He has been employed with Chemical Bank and Marine Midland Bank. His banking experience includes sales, wholesale, credit and collections. Mr. Genova also has extensive experience in the Automotive Dealership area where he was General Manager, Finance and Insurance Manager. He has also been an independent representative for dealer sales involving extended service contracts, finance, and insurance training. Anthony Genova is the brother of Lawrence Genova.

LAWRENCE  GENOVA

     Mr. Genova has been in the information services profession for 20 years. He currently is a software architect and engineer for North Shore Health Systems. Mr. Genova has a strong technical background in UNIX, NT/98/95, Cisco routers, Novell as well as mainframe and mini computer installations. Mr. Genova currently consults in large multi-platform computer centers. Lawrence Genova is the brother of Anthony Genova.

WILLIAM F. QUINN

     Mr. Quinn has been a CPA for twenty five years. He has extensive experience in financial controls and management. Mr. Quinn is a graduate of Providence College, Rhode Island.




JOSEPH "SKIP" MARKS

     After receiving a BS in Engineering from the Colorado School of Mines, Mr. Marks began his professional development at Nalco Chemical Company and then Schlumberger. After holding several management positions including Sales Manager, Regional Operations Manager, and National Business Development Manager, he moved to Marketing Manager, North America for the $250 Million Production Services line for Schlumberger. While in this position, he developed Intranet and Internet Sales and technology transfer strategies and coordinated all marketing activities including product development, product roll-outs, advertising and R and D input. Currently, he is Chairman of MaxVentures, Inc. an Internet business construction company. This company focuses on formative stage-business opportunities by supplying strategic direction, business preparation, web and software architecture, valuation, financial forecasts and sales and marketing strategies. Mr. Marks has U.S. and International Patents, is nationally published, and has an MBA in Finance and Marketing from Tulane University. Mr. Marks and Mr. Makropoulos are brothers.

MICHAEL MAKROPOULOS

     Mr. Makropoulos contributes more than 22 years of high-tech experience. Mr. Makropolous successfully established Pan-Kurta European distribution and operations in the United Kingdom and Belgium for Kurta Corp. a major computer peripherals manufacturer. More recently, he was responsible for sales and channel development for a division of Xerox. Presently, Michael is Vice-Chairman of MaxVentures, an Internet business construction firm. This company focuses on emerging and second stage e-businesses opportunities by supplying strategic direction, business preparation, web and software architecture, valuation, financial forecasts and sales and marketing strategies. In addition to being nationally published, he actively participates, speaks and panels for the World Computer Law Congress and the Software Publishers Association. Mr. Marks and Mr. Makropoulos are brothers.


(b)  Significant Employees.

     Other than the officers and directors, there are no employees who are expected to make a significant contribution to our corporation.

(c)  Family Relationships.

     Lawrence Genova, a director, is the brother of Anthony J. Genova, Jr., the Company's President, CEO and a director.

     Two of the Company's directors, Mr. Marks and Mr. Makropoulos, are brothers.


(d)  Legal Proceedings.

     We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth summary information concerning compensation awarded to, earned by or paid to Anthony J. Genova, Jr., our Chairman and Chief Executive Officer, for the year ended December 31, 2001. The "named executive officer" received perquisites and other personal benefits in addition to salary and bonus during the periods stated. Our president did not receive a salary and cash bonus in excess of $100,000 for services rendered during those fiscal years.

                           SUMMARY COMPENSATION TABLE
                             Long-Term Compensation
                          -----------------------------
         Annual  Compensation         Awards        Payouts
        ---------------------         ------        -------
Name  and                             Restricted
Principal                             Stock
Position(s)        Year    Salary($)  Bonus($)    Other($)    Awards(#  shares)
                                                 Compensation

Anthony  Genova    2001    $124,000*
                   2000     $82,000

(*) Through December 31, 2001, Anthony J. Genova, Jr. earned approximately $124,000 of which $114,195 is accrued.




Employment Agreements.

     We currently have no written employment agreements with any of our key officers and directors.

OPTION GRANTS IN FISCAL YEAR 2001

     We have not granted any options to our officers or directors to purchase shares of our common stock for the fiscal year ended December 31, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of the date of this Report regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock.

     The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under those rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which that person or entity has the right to acquire within sixty days after April 30, 2002. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

                             Number  of  shares  of         Percent  of
                             common  stock                  common  stock
                             beneficially                   beneficially
Name  of                     owned  or  right               owned  or  right
Beneficial  Owner            to  direct  vote(1)            to direct vote (1)
-------------------        -----------------------         -----------------

Anthony J. Genova, Jr.,
  President  &  Director         16,086,000                        60.6%

Paul  Greco  Family                 735,000(2)                     2.77%
  Ltd.  Partnership

The  Greco  Family  Ltd.(2)         735,000(2)                     2.77%
  Partnership

Michael  Makroplous, (3)
Director                            450,000                        1.69%

Joseph  Marks,(3)
Director                          4,450,000                       16.77%

William  Quinn,  Secretary          300,000                        1.13%
  &  Treasurer

Lawrence  Genova                    150,000                        (*)
Director

Officers and Directors as        21,436,000                       80.7%
a group (5 persons)




(*) Represents less than 1% of our outstanding common stock.

(1) Such figures are based upon 26,530,000 shares of our common stock issued and outstanding as of April 30, 2002. Such figure includes an aggregate of 2,550,000 shares of our common stock authorized for issuance. These shares have not yet been physically delivered to their respective shareholders due to the Company's inability to make payment to its transfer agent on outstanding invoices. Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

(2) Such shares have been authorized for issurance, have not been physically delivered have been included in the Company's calculation of 26,530,000 shares of common stock outstanding. Such shares are subject to a leak out provision of 10% per month. The aggregate number of shares owned by the group, comprised of the Paul Greco Family Ltd. Partnership and The Greco Family Ltd. Partnership is 5.7% of our common stock outstanding.

(3)  Michael Makroplous and Joseph Marks are brothers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Lawrence Genova, brother of Anthony J. Genova, Jr., the Company's President and a director, provided computer related services to the Company. The Company has valued said services at $5,000 and on June 9, 2000 the Company, in return for said services, the Company sold to Lawrence Genova 100,000 shares of the Company's common stock, at a par value of $.001, for a total of $100.

     Mr. Genova and the other officers and directors of the Company have entered into a letter of intent and are in the process of negotiating the sale of their personal common stock to sell an approximate aggregate amount of 21,000,0000 shares. As such, if the proposed transaction should be finalized, the purchasers would obtain a majority control of the Company's common stock and, as part of the negotiations, may become directors of the Company.

     Michael Makroplous and Joseph Marks are brothers.

     On July 20, 2001 Mr. Genova transferred shares of common stock to Joseph Marks as consideration for Mr. Marks' ongoing commitment to the Company in connection with Internet engineering and assisting the Company in its process of becoming listed on the OTC Bulletin Board.




                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-KSB:

(1)  Financial Statements

(2)  Exhibits


Exhibit  No.                            Description
-----------                             -----------


3.1 Articles of Incorporation of Carsunlimited.com, Inc. filed with the Commission on August 14, 2000 as an Exhibit to the Company's Form SB2 registration statement

3.3 By-Laws of Carsunlimited.com, Inc. filed with the Commission on August 14, 2000 as an Exhibit to the Company's Form SB2 registration statement

10.1 Agreement dated July 28, 2000, by and between Carsunlimited.com, Inc., Paul Greco Family Ltd., Partnership, The Greco Family Ltd, Partnership and Nicholas Boscia. filed with the Commission on May 9, 2001 as Exhibit 10.1 to the Company's Form SB2/A registration statement.

23.1 Consent of Van Buren & Hauke, LLC


(b) Reports on Form 8-K

There were no reports filed on a Form 8-K for the fourth quarter of the fiscal year ended December 31, 2001.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2002

                                            CARSUNLIMITED.COM, INC.
                                            /s/ Anthony J. Genova, Jr.
                                             ---------------------
                                            By:  Anthony  J.  Genova,  Jr.,
                                            President,  CEO  &  Director
                                            Principal Executive Officer and
                                            Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 2, 2002


     /s/ Anthony J. Genova, Jr.
      ---------------------
     By:  Anthony  J.  Genova,  Jr.,
     President,  CEO  &  Director

     /s/ William Quinn
      ----------------------
     By:  William  Quinn,  Secretary,
     Treasurer  &  Director

     /s/ Joseph Marks
      ----------------------
     By:  Joseph  Marks,  Vice-President
     &  Director

     /s/ Michael Makropolous
      ----------------------
     By:  Michael  Makropolous,  Director

     /s/ Lawrence Genova
     ----------------------
     By:  Lawrence  Genova,  Director











                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

       FOR THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2000




                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


                                                                      PAGE NO.
                                                                      ---------
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT                      1

FINANCIAL STATEMENTS
  Balance Sheet                                                       2
  Statement of Operations                                             3
  Statement of Cash Flows                                             4
  Statement  of  Changes  in  Stockholders'  (Deficit)                5
  Notes  to  the  Financial  Statements                               6-9






                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT


                          Van Buren & Hauke, LLC, CPA's
                       63 Wall Street, New York, NY 10005
                            212-344-3600 (Telephone)
                            212-344-3834 (Facsimile)


To  the     Shareholders  of
CARSUNLIMITED.COM,  INC.

We have audited the accompanying balance sheet of CARSUNLIMITED.COM, INC. (A Development Stage Company) (Company) at December 31, 2000, and the related statements of operations, cash flows and changes in stockholders' equity from March 7, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made, by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carsunlimited.com, Inc. as of December 31, 2000, and the results of its operations and cash flows for the period March 7, 2000 (inception) to December 31, 2000 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming CARSUNLIMITED.COM, INC. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company without a substantial, continuing source of revenue, nominal assets, and has working capital and stockholders' deficits, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Van  Buren  &  Hauke  LLC
Certified  Public  Accountants
New  York,  NY
February  3,  2001


                          Independent Auditors' Report

To the Board of Directors and Shareholders of CarsUnlimited.Com, Inc.

We have audited the accompanying consolidated balance sheet of CarsUnlimited.com, Inc. (a development stage enterprise) as of December 31, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of CarsUnlimited.com, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of CarsUnlimited.com, Inc. as of December 31, 2000 and for the period from March 7, 2000 (inception) to December 31, 2000 were audited by other auditors whose report dated February 3, 2001 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from inception (March 7, 2000) to December 31, 2000 reflect a net loss of $(53,718). Our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the general-purpose financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made, by management as well as evaluating the overall general-purpose financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CarsUnlimited.com, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that CarsUnlimited.com, Inc. will continue as a going concern. As discussed in
Note 2 to the financial statements, CarsUnlimited.com, Inc. is a development stage Company that has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Bloom and Company, LLP
Hempstead, New York
May 1, 2002

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   DECEMBER 31
                                                2001                2000
ASSETS
Cash                                        $    867           $   1,977
Commissions receivable                            --               9,006
                                                ----             -------

Total Current Assets                             867              10,983
Equipment and furniture, net                     358               9,113
Security deposits                                322               1,522
                                               -----             -------

Total Assets                                $  1,547            $ 21,618
                                              ======             =======

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Account payable and accrued expenses       $  62,862           $  59,925
Salaries payable                             114,195              15,411
                                            --------             -------
Total Current Liabilities                    177,057              75,336

Stockholders' (Deficit):
Common stock, $0.001 par value;
 50,000,000 shares Authorized and
 26,530,000 and25,500,000 shares
 Issued and outstanding, on
  December 31, 2001 And 2000.                 26,525              25,500

Additional paid-in capital                   555,666             486,250
(Less) subscriptions receivable             (    200)           (    200)
(Deficit) accumulated during the
 development stage                          (757,501)           (565,268)
                                             -------             -------

Total Stockholders' (Deficit)               (175,510)          (  53,718)
                                             -------            --------
Total Liabilities and
   Stockholders' (Deficit)                 $   1,547           $  21,618
                                            ========            ========

The accompanying notes are an integral part of the financial statements.



                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
       FOR THE PERIOD FROM MARCH 7, 2000  (INCEPTION) TO DECEMBER 31, 2001

                                                                     Inception
                                                    March 7 to       March 7 to
                                 December 31,      December 31,     December 31,
                                    2001               2000             2001
                                 ------------      -----------      -----------
Revenues:
Sales Commissions                  127,711          $ 136,845       $ 264,556
                                   -------            -------        --------

Total Revenues                     127,711            136,845         264,556

Operating expenses:
Costs and Expenses:
Salaries and related taxes         140,535            127,372         267,907
Professional fees                   13,410            386,588         399,998
Commissions                         27,701             43,797          71,498
Marketing, general, and
   administrative                  138,348            144,502         282,850
                                   -------            -------         -------

Total operating expenses           319,994            702,259       1,022,253
                                   -------            -------       ---------

 Operating loss                   (192,283)          (565,414)       (757,697)

Other income or (expense)
Interest income                         50                146             192
                                   -------            -------         -------

Net (Loss)                    $   (192,233)        $ (565,268)       (757,505)


Net (loss) per common share         $ (.01)           $ (0.03)         $ (.03)

Weighted average common shares   25,556,164         22,258,344       25,204,125


The accompanying notes are an integral part of the financial statements.



                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2001

Cash Flows From Operating Activities:
Net (loss)                                          $(192,233)       $ (565,268)
Adjustments to Reconcile Net (Loss) to Net Cash
    (Used) by Operating Activities:
Depreciation and amortization                           2,388               565
Write down of fixed assets                              6,367                --
Stock issued for services                              10,350           317,000
Services provided for donated shares                   40,000                --
Decrease (Increase) in commissions receivable           9,006          (  9,006)
Increase in accounts payable and accrued expenses       2,937            59,925
Increase in salaries payable - officer                118,875            15,411
(Increase) in security deposits                         1,200          (  1,522)

Net Cash (Used) by Operating Activities                (1,110)         (182,895)

Cash Flows From Investing Activities:
Purchase equipment                                                     (  9,678)

Cash Flows (Used) by Investing Activities                              (  9,678)

Cash Flows From Financing Activities:
Issue common stock for cash                                             194,550

Cash Flows Provided by Financing Activities                             194,550

Net increase in cash                                   (1,110)            1,977
Cash at beginning of period                             1,977                --
                                                       ------            ------
Cash at end of period                                 $   867          $  1,977
                                                       ======           =======

The accompanying notes are an integral part of the financial statements.


                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2001


                                                           Inception
                                                           March 07 to
                                                           December, 2001
Cash Flows From Operating Activities:
Net (loss)                                                $  (717,501)

Adjustments to Reconcile Net (Loss) to Net Cash
    (Used) by Operating Activities:
Depreciation and amortization                                   2,953
Write down of fixed assets                                      6,367
Stock issued for services                                     327,350
Services provided for donated shares
Decrease (Increase) in commissions receivable                      --
Increase in accounts payable and accrued expenses              62,862
Increase in salaries payable - officer                        134,286
(Increase) in security deposits                             (     322)

Net Cash (Used) by Operating Activities                     ( 184,005)

Cash Flows From Investing Activities:
Purchase equipment                                          (   9,678)

Cash Flows (Used) by Investing Activities                   (   9,678)

Cash Flows From Financing Activities:
Issue common stock for cash                                   194,550

Cash Flows Provided by Financing Activities                   194,550

Net increase in cash                                              867
Cash at beginning of period                                   -------

Cash at end of period                                     $       867
                                                              =======

The accompanying notes are an integral part of the financial statements.


SUPPLEMENTARY SCHEDULE OF NONCASH TRANSACTIONS

1. The Company's principal shareholder and officer exchanged $20,090 of salaries receivable for the Company's subscription receivable from the founders of the same amount.

2. The Company's principal shareholder donated 4,000,000 restricted shares valued at $40,000 to obtain internet engineering and marketing services. The shares were valued at $0.01 per share, approximately 50% of the market price of the unrestricted shares.



                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
        FOR THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31,2001


                                     Stock          Value       Paid-in Capital


The period from March 7, 2000
   to December 31, 2001

Shares issued for cash            2,239,000        $ 2,239        $ 192,511
Shares issued for
   services                       3,170,000          3,170          313,830


Founders stock                   20,091,000         20,091               --

Net (loss)                               --             --               --
(Less)subscriptions
  receivable                             --             --               --
                                 ----------         ------        ---------

Balance, December 31,
    2000                         25,500,000        $25,500         $506,341

Shares issued for
   Services                      1, 025,000          1,025           10,325
Subscription collected                   --             --               --
Capital contribution                     --             --           40,000
Net loss                                 --             --               --
                                 ----------        -------         --------
Balance, December 31,
    2001                       $ 26,525,000        $26,525         $556,666
                                ===========         ======          =======


                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
        FOR THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31,2001

                                                          (Deficit)
                                                        Accumulated
                                                          During
                                     Subscription       Development
                                      Receivable          Stage        Total


The period from March 7, 2000
   to December 31, 2001

Shares issued for cash              $     --           $    --        $194,750

Shares issued for
   services                               --                --         317,000


Founders stock                       (20,091)               --        ( 20,091)

Net (loss)                                --          (565,268)       (565,268)
(Less) subscriptions
    receivable                     (     200)               --      (      200)
                                    --------          --------       ---------

Balance, December 31,
    2000                             (20,291)        $(565,268)    $(   53,718)

Shares issued for
   Services                               --                --          10,350
Subscription collected                20,091                --          20,091
Capital contribution                      --                --          40,000
Net loss                                  --          (192,233)       (192,233)
                                      ------          --------         -------
Balance, December 31,
    2001                         $(     200)        $ (717,501)      $(175,510)
                                    =======           ========        ========



NOTE 1. NATURE OF OPERATIONS

CARSUNLIMITED.COM, INC. (The Company) was formed in Nevada on March 7, 2000. The Company is a development stage company with limited operations and revenues and only nominal assets. The Company's initial purpose was to offer clients the ability to search a database that contained products and information about the Automobile Industry, new and used car sales (classified ads), as well as automotive products such as extended warranty information and anti-theft body part marking. Since December 1, 2001, the Company has sought a merger partner who will benefit from the Company's access to capital markets and provide the Company with profitable operations.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

Estimates and Assumptions

The preparation of financial statements, in conformity with the generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition Sales Commissions

Sales commissions are recognized in the period in which they are earned, using the accrual basis of accounting. Sales commissions are earned as a % of the total fee charged the customer at the time of the completion of the sale for the particular type of automotive product.

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

ADVERTISING AND INTERNET MARKETING

In May, the Company entered into a celebrity endorsement agreement wherein the celebrity has agreed to serve as a Company spokesperson and to endorse the Company's products and services. The Company has expensed the full cost ($25,000) of the agreement. The celebrity was compensated in cash ($5,000) and the fair value ($0.10 per share or $20,000) of the stock offered to him at par value. The $25,000 has been included in advertising and Internet marketing in the statement of operations.

EQUIPMENT AND FURNITURE

Equipment and furniture is stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of 5 years. The depreciation expense for 2001 and 2000 were $2,388 and $565, respectively.

The Company follows the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of". SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In 2001, the Company wrote down the fixed assets by $6,367, because of the impairment.

WEBSITE

Website development consists of fees and costs in designing the Company's website. The cost of this development has been expensed and is included in start-up expenses. Maintenance costs will be charged to expense as incurred.

COSTS ASSOCIATED WITH RAISING CAPITAL

The Company has recorded the fees paid to consultants, accountant, and other professionals for assistance in raising funds as a charge to the statement of operations. These fees and costs were paid primarily in common stock recorded at its fair value of $0.10 per share as determined by management.

COMMON STOCK

The Company offered 389,000 shares at $0.10 per share through a promissory note wherein the Company received the proceeds of the notes and in return agreed to issue the shares upon the note holder completing a subscription agreement from the PPM. Through December 31, 2000, the Company collected $38,900 in cash.

The Company intended to raise $1,500,000 by offering 1,500,000 units at a price of $0.10 per unit, each unit consisting of one share of common stock valued at $0.10 per share and an option to purchase three warrants exercisable at $0.30 per warrant. The Private Placement Offering (PPM) was offered without registration under the Securities Act of 1933 or under the securities laws of any state. Through December 31, 2000, the Company raised $150,000 in the first round of financing and expected to have the warrants exercised at $0.30 per warrant in the coming year. These warrants were not exercised and expired.

In 2000, the Company has issued 3,170,000 shares of its common stock for services and valued all of the issuances at fair value of $0.10 per share, as determined by management , for a total of $317,000. Of this total, $140,000 was for the services of officers and directors, $20,000 for advertising under the celebrity endorsement agreement, and $152,000 for fees associated with raising equity and $5,000 in computer services.

In 2001, the Company issued 1,025,000 restricted shares for consulting services. These Shares were valued at approximately $0.01, which represented 50% of the market Price of unrestricted shares, at the time of issue.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts , which approximate fair value.

(LOSS) PER COMMON SHARE

Net (loss) per common share is based on the weighted average of common shares outstanding during the period.

RECLASSIFICATIONS

Reclassifications of certain prior year amounts have been made to conform to current year presentation.


NOTE 3. INCOME TAXES

The Company has a net operating loss (NOL) carryforward as follows:

                       Expiration                                 Estimated
Year                     Date                    Amount           Tax Asset

 2000                     2020                  (565,268)         $197,800
 2001                     2021                  (152,562)           53,400
                                                --------           -------

                                                                   251,200
Less Valuation allowance                                          (251,200)
                                                                   -------
                                                                        --
                                                                   =======

The statutory tax rate of the Company is approximately 35%. No tax benefit has been reported in the financial statements. The potential tax benefits of the net operating loss carryforwards are completely offset by a valuation allowance of the same amount because it is more likely than not that the Company may not realize future taxable income.

NOTE 4. GOING CONCERN

The Company is a development stage company with limited operations, no substantial, continuing source of revenues, only nominal assets, and working capital and stockholders' deficits. The Company's intended operations will require substantial capital and until revenues are sufficient to fund ongoing operations, the Company will be highly dependent on external sources of financing and opportunity to find a suitable operating entity. The Company has no internal sources of liquidity and does not expect to generate any positive cash flows in the immediate future. These conditions raise substantial doubt about its ability to continue as a going concern.

NOTE 5. LEASES

The Company had signed a 3-year lease for office space commencing April 1, 2000 through March 31, 2003. The rental expenses were $12,000 and $14,400, for 2001 and 2000, respectively. In October 2001, the Company and the landlord agreed to convert the lease to month-to-month basis, at a rate of $400 per month.

NOTE 5 - RELATED PARTY TRANSACTIONS

Transactions with Management

The Company has agreed to certain transactions with Anthony Genova, the Company's President, Chief Operating Officer, Chairman of the Board and majority shareholder. Such transactions are described below:

On July 23, 2001, President Anthony Genova agreed to transfer 4,000,000 shares to Mr. Joseph marks, Vice President of the Company, for internet services. Mr. Joseph Marks had provided internet marketing and engineering services to the Company since inception. This transfer was approved by the Board of Directors, with unanimous written consent, on December 14, 2001.


NOTE 6. SUBSEQUENT EVENT

The principal shareholders of the Company have been negotiating a Stock purchase agreement to sell their shares to a new controlling group. The agreement is expected to require the new controlling group to acquire an operating company with minimum revenues of $2,500,000. As a part of the planned agreement, the Company's president plans to forgive accrued salaries of $114,195 and receive all rights to the Company Website and related dealer direct services.


EXHIBIT 23.1 CONSENT OF CERTIFIED PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in this Annual Report on Form 10-KSB of CarsUnlimited.Com,Inc. of our report dated February 03, 2001 included in the Annual Report to Stockholders of CarsUnlimited.Com, Inc. for the Period from March 07,2000 (inception) to December 31,2000.


/s/  Van  Buren  &  Hauke  LLC
Certified  Public  Accountants
New  York,  NY
May 03,2002

                     CONSENT OF CERTIFIED PUBLIC ACCOUNTANT



We consent to the incorporation by reference in this Annual Report on Form 10-K-SB of CarsUnlimited.com, Inc. of our report dated May 1, 2002 included in the Annual Report to Stockholders of CarsUnlimited.com, Inc.



Bloom and Company
s/Bloom and Company
Hempstead, New York
May 1, 2002