Form 10QSB
period 2002-03-31
CARSUNLIMITED COM INC
filed 2002-05-20
CIK 1118159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the Quarterly period ended March 31, 2002

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

                                 (516) 671-4466
                           (Issuer's telephone number)


        The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                Class                                May  15, 2002
                -----                                -------------

    Common stock, $ 0.001 par value                  26,530,000.00





                             CARSUNLIMITED.COM, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1 - Condensed Unaudited Financial Statements

         Balance Sheets as of  March 31, 2002 and 2001
         (Unaudited).....................................................

         Statements of Operations for the Three Months Ended
         March 31, 2002 and 2001 (Unaudited)........................

         Statements of Cash Flows Operations for the Three Months Ended
         March 31, 2002 and 2001 (Unaudited)........................

         Notes to Condensed Unaudited Financial Statements...............

         ITEM 2

         Management's Plan of Operations.................................

PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings...............................................

         ITEM 6

         Exhibits and Reports on Form 8-K................................


         Signatures......................................................



                            CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                BALANCE SHEET
                            March 31, 2002
                                  (UNAUDITIED)

                                     ASSETS



Cash                                                               $   1,012
                                                                       -----
Total Current Assets                                                   1,012


Equipment and furniture, net                                             158
Security deposits                                                        322
                                                                       -----
Total Assets                                                           1,492
                                                                       =====


               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Account payable and accrued expenses                                  87,643
Salaries payable - officer                                           114,195
Payroll taxes payable                                                  2,419
                                                                     -------
Total Current Liabilities                                            204,257

Stockholders' (Deficit):
Common stock, $0.001 par value; 50,000,000 shares
   authorized and 26,530,000 shares issued
   and outstanding.                                                   26,530
Additional paid-in capital                                           555,561
(Less) subscriptions receivable                                         (200)
(Deficit) accumulated during the development stage                  (784,656)
                                                                     -------
Total Stockholders' (Deficit)                                       (202,765)
                                                                     -------
Total Liabilities and Stockholders' (Deficit)                      $   1,492
                                                                     =======
See notes to condensed unaudited financial statements.




                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                AND INCEPTION ON MARCH 7, 2000 TO MARCH 31, 2002
                                  (UNAUDITIED)
                                                                        From
                                                                     Inception
                                              Three Months Ended   March 7, 2000
                                          March 31,     March 31,   to March 31,
                                           2002            2001         2002
Revenues:
Sales Commissions                       $ 18,632     $  44,757     $   283,188
                                          ------        ------       ---------
Total Revenues                            18,632        44,757         283,188

Costs and Expenses:
Professional fees                          4,875         2,147         404,873
Salaries                                   1,058         5,078         268,965
Commissions                                  220        13,564          71,718
General and adminstrative                 39,733        51,581         322,480
                                          ------        ------       ---------
  Total Costs and Expenses                45,886        72,370       1,068,036

Operating loss                           (27,254)      (27,613)     (  784,848)

Other income
Interest                                      --            50             192
                                          ------        ------        --------
Net income (loss)                      $ (27,254)    $( 27,663)     $( 784,656)
                                          ======        ======        ========


   Net (loss) per common share         $  ( .001)     $  .0001      $  (  .031)
                                           =====         =====            ====

Weighted average common shares        26,530,000    22,794,000       25,383,000



See notes to condensed unaudited financial statements.




                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                 AND INCEPTION ON MARCH 7, 2000 TO MARCH 31, 2002

                                  (UNAUDITIED)
                                                                       From
                                                                     Inception
                                              Three Months Ended   March 7, 2000
                                          March 31,     March 31,   to March 31,
                                           2002            2001         2002

Cash Flows From Operating Activities:
 Net (loss)                            $(27,254)        $(27,663)    $ (784,656)
Adjustments to reconcile net(loss) to
net cash used in Operating Activities:
Depreciation and Amortization               200              484          3,153
Write down of fixed assets                   --               --          6,367
Stock issued for services                    --               --        327,350
Increase in accounts payable
 and accrued expenses                    27,199          ( 4,252)       264,248
Increase in salaries payable officer         --           29,719
(Increase) in security deposits              --               --           (322)
                                         ------          -------       --------
Net cash provided by (Used in)
 Operating Activities                       145          ( 1,712)      (183,860)

Cash Flows used in Investing Activities
Purchase of equipment                        --               --       (  9,678)
                                         ------           ------        -------
Cash (Used) in Investing Activities          --               --       (  9,678)

Cash Provided by Financing Activities
Issue of common stock for cash               --               --        194,550
                                         ------           ------        -------
Net increase in cash
Cash at beginning of period                 867            1,977          1,012
Cash at end of period                   $ 1,012       $      265       $  1,012
                                         ======           ======        =======


 Adjustments to Reconcile Net (Loss) to
             Net Cash Provided (Used) by Operating Activities: Depreciation and amortization Stock issued for services (Increase) in commissions receivable Increase in accounts payable and accrued expenses 59,230 Increase in salaries payable - officer Increase in payable to business consultant Increase in payroll taxes payable (Increase) Provided in security deposits
      Net Cash (Used) by Operating Activities

Cash Flows From Investing Activities:
 Purchase equipment
      Cash Flows (Used) by Investing Activities


Cash Flows From Financing Activities:
 Issue common stock for cash
      Cash Flows Provided by Financing Activities Net increase in cash Cash at beginning of period Cash at end of period Supplemental Cash Disclosures:


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


NATURE OF OPRATIONS

CARSUNLIMITED.COM, INC. (The Company) was formed in Nevada on March 7,2000. The Company is a development stage company with limited operations and revenues and only nominal assets. Its intended purpose was to offer users the ability to search a database that contained products and information about the Automobile Industry, new and used car sales (classified ads), as well as automotive products such as extended warranty information and anti-theft body part marking. The Company has adopted December 31 as its year end.

The Company tried to develop its website and its operations were limited to marketing various lease products directly through automobile dealers. The Company arranged for the dealer to market the products to their automotive customers and collect the costs and fees. The Company received commissions from the third party administrators.

In December 2001, because of sustained losses the Company decided to discontinue its operations and commenced search for an operating company for joint venture partnership or merger.


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

Income (Loss) Per Common Share

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

Going Concern

The Company is a development stage company with limited operations, no substantial, continuing source of revenues, only nominal assets, and working capital and stockholders' deficits. The Company's continued existence requires finding a suitable operating partner for merger or acquisition. Although the Company believes that it can successfully find such a partner there can be no assurance that it will do so or even if completed it will allow the Company to implement its intended operations.

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

We provided products and information related to the auto industry to our customers through our Web site using classified ads and affiliate link programs. We offer new and used car classified advertising as well as products such as automotive warranties. We currently had two revenue streams. The first was from our Internet site and the second from our automotive wholesale products division, which sold automotive products to auto dealerships, leasing companies and credit unions.

Analysis of Financial Condition.

As of March 31, 2002 30, 2001, we had cash reserves of $1,012 and no other liquid assets or resources. By comparison, as of the period ending December 31, 2001 our cash had increased by $145. On March 31, 2002 we had total current liabilities of $204,257 compared with $177, 057 on December 31, 2001. Our liabilities include accounts payable of $56,962, unpaid salaries to officers of $114,195, and a payable to a business consultant of $33,000.

We will need additional capital to implement our business plan successfully. If we are not able to raise sufficient capital through the sale of equity or debt, we may not be able to successfully implement our business plan.

         Results of Operations

We realized revenue of $18,632 for the three months ended march 31, 2002 as compared to $41,021 for period ending March 31, 2001. This revenue was primarily in the form of sales commissions for the sale of products and services through our Web site. We incurred expenses totaling $44,757 during the three-month period ending March 31, 2002. Our expenses for the quarter ending March 31,, 2001 were $42,653. We had a net loss of $27,254 for the three month period ending March 31, 2002 compared to a net loss of $72,370 for the period ending March 31, 2001.

Plan of  Operations

Because of sustained losses from operations, in December 2001, the Company decided to discontinue its operations. Currently, the Company is seeking an operating company for merger, acquisition, or joint venture partnership. Although, the management believes that a search could be successful there is no assurance that a suitable candidate company will be found or such a merger, acquisition, or partnership agreement will be concluded.


         Liquidity and Capital Resources

Since inception, we have used more cash than we have generated. Because of the continued need for substantial amounts of working capital to fund the growth of the business, we expect to experience negative operating cash flow for the foreseeable future. In 2001we recorded a total of $582,091 in capital from common stock and additional paid in capital.

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



Dated: May 15, 2002