Form 10QSB/A
period 2002-03-31
CARSUNLIMITED COM INC
filed 2002-05-21
CIK 1118159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB/A

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




                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                AND INCEPTION ON MARCH 7, 2000 TO MARCH 31, 2002
                                  (UNAUDITIED)
                                                                        From
                                                                     Inception
                                              Three Months Ended   March 7, 2000
                                          March 31,     March 31,   to March 31,
                                           2002            2001         2002
Revenues:
Sales Commissions                       $ 18,632     $  44,757     $   283,188
                                          ------        ------       ---------
Total Revenues                            18,632        44,757         283,188

Costs and Expenses:
Professional fees                          4,875         2,147         404,873
Salaries                                   1,058         5,078         268,965
Commissions                                  220        13,564          71,718
General and adminstrative                 39,733        51,681         322,480
                                          ------        ------       ---------
  Total Costs and Expenses                45,886        72,370       1,068,036

Operating loss                           (27,254)      (27,613)     (  784,848)

Other income
Interest                                      --            50             192
                                          ------        ------        --------
Net income (loss)                      $ (27,254)    $( 27,663)     $( 784,656)
                                          ======        ======        ========


   Net (loss) per common share         $  ( .001)     $  .0001      $  (  .031)
                                           =====         =====            ====

Weighted average common shares        26,530,000    22,794,000       25,383,000



See notes to condensed unaudited financial statements.




                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                 AND INCEPTION ON MARCH 7, 2000 TO MARCH 31, 2002

                                  (UNAUDITIED)
                                                                       From
                                                                     Inception
                                              Three Months Ended   March 7, 2000
                                          March 31,     March 31,   to March 31,
                                           2002            2001         2002

Cash Flows From Operating Activities:
 Net (loss)                            $(27,254)        $(27,663)    $ (784,656)
Adjustments to reconcile net (loss) to
net cash used in Operating Activities:
Depreciation and Amortization               200              484          3,153
Write down of fixed assets                   --               --          6,367
Stock issued for services                    --               --        327,350
Increase in accounts payable
 and accrued expenses                    27,199          ( 4,252)       264,248
Increase in salaries payable officer         --           29,719
(Increase) in security deposits              --               --           (322)
                                         ------          -------       --------
Net cash provided by (Used in)
 Operating Activities                       145          ( 1,712)      (183,860)

Cash Flows used in Investing Activities
Purchase of equipment                        --               --       (  9,678)
                                         ------           ------        -------
Cash (Used) in Investing Activities          --               --       (  9,678)

Cash Provided by Financing Activities
Issue of common stock for cash               --               --        194,550
                                         ------           ------        -------
Net increase in cash                        145           (1,712)            --
Cash at beginning of period                 867            1,977          1,012
Cash at end of period                   $ 1,012       $      265       $  1,012
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

We provided products and information related to the auto industry to our customers through our Web site using classified ads and affiliate link programs. We offer new and used car classified advertising as well as products such as automotive warranties. We had two revenue streams. The first was from our Internet site and the second from our automotive wholesale products division, which sold automotive products to auto dealerships, leasing companies and credit unions.

Analysis of Financial Condition.

As of March 31, 2002 we had cash reserves of $1,012 and no other liquid assets or resources. By comparison, as of December 31, 2001 our cash had increased by $145. On March 31, 2002 we had total current liabilities of $204,257 compared with $177, 057 on December 31, 2001. Our liabilities include accounts payable of $54,643, unpaid salaries to officers of $114,195, and a payable to a business consultant of $33,000.

Results of Operations

We realized revenue of $18,632 for the three months ended march 31, 2002 as compared to $41,021 for period ending March 31, 2001. The revenues decreased by $26,125 (58%). This revenue was primarily in the form of sales commissions for the sale of products and services through our Web site. We incurred expenses totaling $44,757 during the three-month period ending March 31, 2002. Our expenses for the quarter ending March 31,, 2001 were $72,470. The principal component of the expenses were marketing and general and administrative expenses. These expenses were $39,733 in the first quarter of 2002 as compared to $51,681 in 2001. The $11,948 (23%) decrease in general and administrative expenses were the result of the Company's winding down it's operations. We had a net loss of $27,254 for the three month period ending March 31, 2002 compared to a net loss of $27,663 for the period ending March 31, 2001.

Plan of  Operations

Because of sustained losses from operations, in December 2001, the Company decided to wind down and discontinue its operations. Currently, the Company is seeking an operating company for merger, acquisition, or joint venture partnership. Although, the management believes that a search could be successful there is no assurance that a suitable candidate company will be found or such a merger, acquisition, or partnership agreement will be concluded.


Liquidity and Capital Resources

Since inception, we have used more cash than we have generated. Because of the continued need for substantial amounts of working capital to fund the growth of the business, we expect to experience negative operating cash flow for the foreseeable future. By December 31, 2001 we recorded a total of $582,091 in capital from common stock and additional paid in capital.

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