Form 10QSB
period 2002-06-30
CARSUNLIMITED COM INC
filed 2002-08-20
CIK 1118159

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the Quarterly period ended June 30, 2002

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

                              PO BOX 446, SEA CLIFF
                                 NEW YORK 11579
                    (Address of principal executive offices)

                                 (516) 671-5551
                           (Issuer's telephone number)


        The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                Class                                August 19, 2002
                -----                                ---------------

    Common stock, $ 0.001 par value                     26,530,000

                             CARSUNLIMITED.COM, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1 - Condensed Unaudited Financial Statements

         Balance Sheets as of  June 30, 2002 (Unaudited)........................

         Statements of Operations for the Six Months Ended
          June 30, 2002 and 2001 and Inception on March 7, 2000
          to June 30, 2002(Unaudited)...........................................

         Statements of Operations for the Three Months Ended
          June 30, 2002 and 2001 (Unaudited)....................................

         Statements of Cash Flows Operations for the Six Months Ended
         June 30, 2002 and 2001 and 2001 and Inception on March 7, 2000
          to June 30, 2002(Unaudited)...........................................

         Notes to Condensed Unaudited Financial Statements......................

         ITEM 2

         Management's Plan of Operations........................................

PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings......................................................

         ITEM 6

         Exhibits and Reports on Form 8-K.......................................


         Signatures.............................................................

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2002
                                  (UNAUDITIED)

                                     ASSETS



Security deposits                                                 $      322
                                                                       -----
Total Assets                                                      $      322
                                                                       =====


               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Account payable and accrued expenses                               $  93,441
Salaries payable - officer                                           114,195
Payroll taxes payable                                                  2,419
                                                                     -------
Total Current Liabilities                                            210,055

Stockholders' (Deficit):
Common stock, $0.001 par value; 50,000,000 shares
   authorized and 26,530,000 shares issued
   and outstanding.                                                   26,525
Additional paid-in capital                                           559,436
(Less) subscriptions receivable                                         (200)
(Deficit) accumulated during the development stage                  (795,494)
                                                                     -------
Total Stockholders' (Deficit)                                       (209,733)
                                                                     -------
Total Liabilities and Stockholders' (Deficit)                      $     322
                                                                     =======
See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 AND INCEPTION ON MARCH 7, 2000 TO JUNE 30, 2002
                                 (UNAUDITIED)

                                                                        From
                                                                     Inception
                                             Six Months Ended      March 7, 2000
                                          June 30,    June 30,      to June 30,
                                           2002          2001           2002
Revenues:
Sales Commissions                       $ 37,912     $  85,582     $   302,468
                                          ------        ------       ---------
Total Revenues                            37,912        85,582         302,468

Costs and Expenses:
Professional fees                         13,410        25,329         413,408
Salaries                                      --        73,020         268,965
Commissions                                  220            --          71,718
General and administrative                62,374        67,326         344,063
                                          ------       -------       ---------
  Total Costs and Expenses                76,004       165,675       1,098,154

Operating loss                           (38,092)     ( 80,093)     (  795,686)

Other income
Interest                                      --            50             192
                                          ------        ------        --------
Net income (loss)                      $ (38,092)    $( 80,043)     $( 795,494)
                                          ======        ======        ========


   Net (loss) per common share         $  ( .001)     $   .003      $  (  .031)
                                           =====         =====            ====

Weighted average common shares        26,530,000    25,500,000       25,383,000



See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITIED)

                                           Three Months Ended
                                          June 30,    June 30,
                                           2002          2001
Revenues:
Sales Commissions                       $ 19,280       $42,615
                                          ------        ------
Total Revenues                            19,280        42,615

Costs and Expenses:
Professional fees                          8,535            --
Salaries                                      --        66,751
Commissions                                   --            --
General and administrative                21,583        54,195
                                          ------       -------
  Total Costs and Expenses                30,118       120,946

Operating loss                           (10,838)     ( 78,331)


Net income (loss)                      $ (10,838)    $( 78,331)
                                          ======       =======

See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                 AND INCEPTION ON MARCH 7, 2000 TO JUNE 30, 2002

                                  (UNAUDITIED)
                                                                       From
                                                                     Inception
                                              Three Months Ended   March 7, 2000
                                          June 30,     June 31,     to June 30,
                                           2002          2001           2002

Cash Flows From Operating Activities:
 Net (loss)                            $(38,092)        $(80,043)    $ (795,494)
Adjustments to reconcile net (loss) to
net cash used in Operating Activities:
Depreciation and Amortization               358              968          3,311
(Increase) in commissions receivable         --              147             --
Write down of fixed assets                   --               --          6,367
Stock issued for services                    --               --        327,350
Increase in accounts payable
 and accrued expenses                    32,508           33,322        210,055
Increase in salaries payable officer         --           59,264             --
(Increase) in payroll taxes payable          --              994             --
(Increase) in security deposits              --               --           (322)
                                         ------          -------       --------
Net cash provided by (Used in)
 Operating Activities                   ( 5,226)          14,652       (248,733)

Cash Flows used in Investing Activities
Purchase of equipment                        --          (2,263)       (  9,678)
                                         ------           ------        -------
Cash (Used) in Investing Activities          --          (2,263)       (  9,678)

Cash Provided by Financing Activities
Issue of common stock for cash               --              --         254,542
Loans payable to shareholders               918              --              --
Contributed capital                       4,070              --           3,869
                                         ------           -----         -------
                                          4,988              --         258,411

Net increase in cash                       (238)         12,389              --
Cash at beginning of period                 238           1,977              --
                                          -----          ------         -------
Cash at end of period                   $    --       $  14,366       $      --
                                          =====          ======         =======


See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

Analysis of Financial Condition.

As of June 30, 2002 we had no cash reserves and no other liquid assets or resources. By comparison, as of December 31, 2001 our cash had decreased by $1,012. On June 30, 2002 we had total current liabilities of $210,055 compared with $177,057 on December 31, 2001. Our liabilities include accounts payable of $93,441, unpaid salaries to officers of $114,195, and a payroll taxes payable of $2,419.

Results of Operations

We realized revenue of $37,912 for the six months ended June 30, 2002 as compared to $85,582 for period ending June 30, 2001. The revenues decreased by $47,670 (56%). This revenue was primarily in the form of sales commissions for the sale of products and services through our Web site. We incurred expenses totaling $76,004 during the six month period ending June 30, 2002. Our expenses for the six months ending June 30, 2001 were $165,675. The principal component of the expenses were professional fees and general and administrative expenses. These expenses were $75,784 in the first six months of 2002 as compared to $92,655 in 2001. The $4,952 (7%) decrease in general and administrative expenses were the result of the Company's winding down it's operations. We had a net loss of $38,092 for the six month period ending June 30, 2002 compared to a net loss of $80,043 for the period ending June 30, 2001.

PLAN  OF  OPERATIONS

     Because of sustained losses from operations, in December 2001, the Company decided to wind down and discontinue its operations.

     On May 22, 2002, Anthony Genova, our President, Lawrence Genova, a director of the Company, Joseph Marks, a Director of the Company and the Company's VP of Internet Marketing Development, William Quinn, a director of the Company and the Company's Treasurer and Secretary and Michael Makropoulos, a director of the Company (collectively, the "Sellers") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Douglas Shih, Loyalty United (US), Inc. and CH Ventures, Inc. (collectively, the "Buyers") pursuant to which the Sellers will sell to the Buyers, in the aggregate, 21,000,000 shares of the Company's Common Stock for $273,000 (the "Purchase Price"). The Purchase Price, however, will be reduced by the amount of the Company's outstanding liabilities as of the closing (the "Closing") of the transactions contemplated by the Stock Purchase Agreement.

     The Closing is subject to various conditions, including, (i) the sale of the Company's operating assets to Anthony Genova, (ii) the issuance of 1,000,000 shares of the Company's Common Stock to certain company creditors, (iii) the satisfactory completion by the Buyers of due diligence regarding the Company and
(iv)  other  customary  closing  conditions.

     In furtherance of the Closing, which was expected to have happened on June 17, 2002, the Company entered into an Asset Purchase Agreement with Anthony Genova, our Director and Chief Executive Officer. Pursuant to the Asset Purchase Agreement, Mr. Genova is acquiring substantially all of the Company's assets and assuming substantially all of the Company's liabilities. In consideration for the acquired assets, Mr. Genova will release the Company from all liabilities that the Company owes to Mr. Genova, including, without limitation, $114,000 in accrued salary. The closing of the transactions contemplated by the Asset Purchase Agreement is scheduled to occur simultaneously with the Closing of the transactions contemplated by the Stock Purchase Agreement.

     At the Closing, the existing officers and directors of the Company will resign and persons designated by the Buyers will be appointed as officers and directors of the Company.

     The Buyers have advised the Sellers of the Buyers intention to identify one or more qualified target entities in order to cause the Company to acquire those qualified target entities or otherwise effect a business combination with those entities after the Closing. The Buyers have agreed that during the period from the Closing until the consummation of any such business combination, the Buyers will not permit the Company to effect a reverse split of the Company's stock unless the Buyers first obtain the written consent of Anthony Genova. In addition, the Buyers and the Company agreed in the Stock Purchase Agreement that the number of common shares issuable in connection with any such Business Combination will not exceed 74,780,000 shares unless the Company first obtains the written consent of Anthony Genova.

     The Buyers also agreed in the Stock Purchase Agreement that, without the prior written consent of Anthony Genova, the Buyers shall not permit the Company to effect a business combination with an entity or entities unless, at the consummation of the business combination, the target entities have had, on a combined basis, revenues of at least $2,500,000.

     As of the date of the filing of this Quarterly Report for the period ended June 30, 2002, the Buyers have paid the Sellers a down payment of $50,000. The Closing was scheduled to occur on or before June 28, 2002. On July 24, 2002, the Buyers requested an extension of the Closing until August 8, 2002 and the parties entered into a letter agreement providing for such an extension. The Sellers conditioned the extension upon the payment by the Buyers to the Sellers of $4,000, in the aggregate. The Sellers also required the Buyers to loan $3,000 to the Company for costs incurred in connection with the preparation of this quarterly report. This loan will be automatically forgiven by the Buyers if the Closing doesn't occur on or before the date agreed upon by the parties. Thereafter, on August 12, 2002, the Buyers requested a second extension until September 6, 2002. The Sellers agreed to this extension subject to a weekly penalty payment to the Sellers of $3,200 until the Closing occurs.
The  Company  can  give  no  assurance  that  the  Closing  will  occur.

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

                                OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)  Exhibits

                     None

     (B)  Reports  on  Form  8-K

     The Company filed a Current Report on Form 8-K, dated April 25, 2002 and filed a Current Report on Form 8-K/A, dated June 11, 2002 regarding a change in the Company's accountants.

     The Company filed a Current Report on Form 8-K, dated May 23, 2002 in connection with the Stock Purchase Agreement discussed herein.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CARSUNLIMITED

By:  /s/  Anthony  Genova
    -------------------------------------
    President, Director and
    Principal  Accounting  Officer





Dated:  August  19,  2002

                         CERTIFICATION OF 10-QSB REPORT
                                       OF
                             CARSUNLIMITED.COM, INC.
                       FOR THE QUARTER ENDED JUNE 30, 2002

1. The undersigned is the Chief Executive Officer and the Principal Accounting Officer of Carsunlimited.com, Inc. This Certification is made pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the 10-QSB Report of Carsunlimited.com, Inc. for the quarter ended June 30, 2002.

2. The undersigned certifies that such 10-QSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of Carsunlimited.com, Inc.

This  Certification  is  executed  as  of  August  19,  2002.



 By:    /s/  Anthony  Genova
 -----------------------------------------
Name:  Anthony  Genova
Title:(Principal  Executive  Officer)
      (Principal  Accounting  Officer)