Form 10QSB
period 2002-09-30
CARSUNLIMITED COM INC
filed 2003-01-03
CIK 1118159

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the Quarterly period ended September 30, 2002

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ______________ to ______________

                        Commission file number 000-28195

                                CARSUNLIMITED.COM, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                      11-3535204
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                      PO Box 446, Seacliff, New York  11579

                    (Address of principal executive offices)

                                 (516) 671-4466
                           (Issuer's telephone number)


        The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                Class                                September 30, 2002
                -----                                ---------------

    Common stock, $ 0.001 par value                     26,530,000

                             CARSUNLIMITED.COM, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         ITEM 1 - Condensed Unaudited Financial Statements

         Balance Sheets as of  September 30, 2002 (Unaudited)...................

         Statements of Operations for the Nine Months Ended
          September 30, 2002 and 2001 and Inception on March 7, 2000
          to September 30, 2002(Unaudited)......................................

         Statements of Operations for the Three Months Ended
          September 30, 2002 and 2001 (Unaudited)...............................

         Statements of Cash Flows Operations for the Nine Months Ended
         September 30, 2002 and 2001 and 2001 and Inception on March 7, 2000
          to September 30, 2002(Unaudited)......................................

         Notes to Condensed Unaudited Financial Statements......................

         ITEM 2

         Management's Discussion and Analysis and Plan of Operations..........

         ITEM 3

         Control procedures  . . . . . . . . . . . . . . . . . . . . . . . . .


PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings......................................................

         ITEM 6

         Exhibits and Reports on Form 8-K.......................................


         Signatures.............................................................

PART I.  FINANCIAL INFORMATION


ITEM 1 - Financial Statements





                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2002
                                  (UNAUDITIED)

                                     ASSETS



Security deposits                                                 $      322
                                                                       -----
Total Assets                                                      $      322
                                                                       =====


               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Account payable and accrued expenses                               $  80,601
Salaries payable - officer                                           109,490
Loans Payable Shareholder                                              2,419
                                                                     -------
Total Current Liabilities                                            192,510

Stockholders' (Deficit):
Common stock, $0.001 par value; 50,000,000 shares
   authorized and 26,530,000 shares issued
   and outstanding.                                                   26,525
Additional paid-in capital                                           593,420
(Less) subscriptions receivable                                         (200)
(Deficit) accumulated during the development stage                  (811,933)
                                                                     -------
Total Stockholders' (Deficit)                                       (192,188)
                                                                     -------
Total Liabilities and Stockholders' (Deficit)                      $     322
                                                                     =======
See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND INCEPTION ON MARCH 7, 2000 TO SEPTEMBER 30, 2002
                                  (UNAUDITIED)

                                                                     From
                                                                  Inception
                                          Nine Months Ended     March 7, 2000
                                   September 30,  September 30, to September 30,
                                        2002        2001             2002
Revenues:
Sales Commissions                    $ 39,717     $ 108,334     $   304,272
                                       ------       -------       ---------
Total Revenues                         39,717       108,334         304,272

Costs and Expenses:
Professional fees                      17,713        36,531         417,711
Salaries                                1,058       104,537         268,965
Commissions                               220            --          71,718
General and administrative             75,258       100,493         358,003
                                       ------       -------       ---------
  Total Costs and Expenses             94,249       241,561       1,116,397

Operating loss                        (54,532)     (133,227)     (  812,125)

Other income
Interest                                   --            50             192
                                       ------        ------        --------
Net income (loss)                   $ (54,532)    $(133,117)     $( 811,933)
                                       ======       =======        ========


   Net (loss) per common share      $  ( .001)    $   .01       $  (  .032)
                                        =====        =====           =====

Weighted average common shares      26,530,000    25,500,000     25,495,619



See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITIED)



                                           Three Months Ended
                                      September 30,  September 30,
                                           2002          2001
Revenues:
Sales Commissions                       $ 1,805      $ 22,772
                                          ------       ------
Total Revenues                            1,805        22,772

Costs and Expenses:
Professional fees                         4,303        11,201
Salaries                                  1,058        31,516
Commissions                                  --            --
General and administrative               12,884        33,168
                                         ------       -------
  Total Costs and Expenses               18,245        75,885

Operating loss                          (16,440)     ( 53,113)


Net income (loss)                     $ (16,440)    $( 53,113)
                                         ======       =======

See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                 AND INCEPTION ON MARCH 7, 2000 TO SEPTEMBER 30, 2002

                                  (UNAUDITIED)
                                                                       From
                                                                     Inception
                                          Nine Months Ended     March 7, 2000 to
                                    September 30,   September 30, September 30,
                                          2002          2001           2002

Cash Flows From Operating Activities:
 Net (loss)                            $(54,532)     $(133,177)    $ (811,933)
Adjustments to reconcile net (loss) to
net cash used in Operating Activities:
Depreciation and Amortization               358          1,565          3,311
Decrease in commissions receivable           --          5,131             --
Write down of fixed assets                   --             --          6,367
Stock issued for services                    --             --        327,350
Increase in accounts payable
 and accrued expenses                    19,239         39,019         80,601
Increase (Decrease) in
  salaries payable officer               (4,705)        84,449        109,490
Increase in payroll taxes payable            --          1,561             --
(Increase) in security deposits              --           (150)          (322)
                                         ------        -------       --------
Net cash Used in Operating Activities   (39,640)        (1,602)      (285,136)

Cash Flows used in Investing Activities
Purchase of equipment                        --         (3,013)      (  9,678)
                                         ------         -------       -------
Cash (Used) in Investing Activities          --         (3,013)      (  9,678)

Cash Provided by Financing Activities
Issue of common stock for cash               --             --        254,542
Bank Overdraft                                           2,638
Loans payable to shareholders               919             --          2,419
Contributed capital                      37,854             --         37,854
                                         ------          -----        -------
                                         38,773          2,638        294,815

Net increase in cash                       (867)        (1,977)            --
Cash at beginning of period                 867          1,977             --
                                          -----         ------        -------
Cash at end of period                   $    --      $      --      $      --
                                          =====         ======        =======


See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 2002


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

Item 2.  Management's Discussion and Analysis and Plan of Operation


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

Analysis of Financial Condition.

As of September 30, 2002 we had no cash reserves and no other liquid assets or resources. By comparison, as of December 31, 2001 our cash had decreased by $1,012. On September 30, 2002 we had total current liabilities of $192,510 compared with $177,057 on December 31, 2001. Our liabilities include accounts payable of $80,601, unpaid salaries to officers of $109,490, and a payroll taxes payable of $2,419.

Results of Operations

We realized revenue of $39,717 for the nine months ended September 30, 2002 as compared to $108,334 for period ending September 30, 2001. The revenues decreased by $68,617 (63%). This revenue was primarily in the form of sales commissions for the sale of products and services through our Web site. We incurred expenses totaling $94,249 during the nine month period ending September 30, 2002. Our expenses for the nine months ending September 30, 2001 were $241,561. The principal component of the expenses were professional fees of $17,713 and general and administrative expenses of $75,258. The total professional fees and general and administrative expenses were $92,971 in the first nine months of 2002 as compared to $137,024 in 2001. The $44,053 decrease in professional fees and general and administrative expenses were the result of the Company's winding down it's operations. Total expenses decreased by $147,312 (60%) primarily as a result of $17,713 (52%) reduction in professional fees and $25235 (25%) in general and administrative expenses. Our company's net loss decreased by $78,585 (59%) as a consequence of substantial decreases in operating expenses. Although, our company has continued its operation, because of net working capital deficiency it has greatly reduced its activities and is looking for an operating merger partner.

We had a net loss of $54,532 for the nine month period ending September 30, 2002 compared to a net loss of $133,117 for the period ending September 30, 2001.

Plan of  Operations

Because of sustained losses from operations, in December 2001, the Company decided to wind down its operations. Currently, the Company is seeking an operating company for merger, acquisition, or joint venture partnership. Although, the management believes that a search could be successful there is no assurance that a suitable candidate company will be found or such a merger, acquisition, or partnership agreement will be concluded.

Liquidity and Capital Resources

Since inception, we have used more cash than we have generated. Because of the continued need for substantial amounts of working capital to fund the growth of the business, we expect to experience negative operating cash flow for the foreseeable future. By December 31, 2001 we recorded a total of $582,191 in capital from common stock and additional paid in capital.

We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this quarterly report.

Recent Events

On May 22, 2002, Anthony Genova, our President, Joseph Marks, a Director of the Company and the Company's VP of Internet Marketing Development, William Quinn, a director of the Company and the Company's Treasurer and Secretary, Lawrence Genova, a director of the Company, and Michael Makropoulos, a director of the Company (collectively, the "Sellers") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Douglas Shih, Loyalty United (US), Inc. and CH Ventures, Inc. (collectively, the "Buyers") pursuant to which the Sellers were to sell to the Buyers, in the aggregate, 21,000,000 shares of the Company's Common Stock for $273,000 (the "Purchase Price").

     In furtherance of the Closing, which was expected to have happened in June 2002, the Company entered into an Asset Purchase Agreement with Anthony Genova, our Director and Chief Executive Officer. Pursuant to the Asset Purchase Agreement, Mr. Genova was to acquire substantially all of the Company's assets and assume substantially all of the Company's liabilities. In consideration for the acquired assets, Mr. Genova was to release the Company from all liabilities that the Company owed to Mr. Genova, including, without limitation, $114,000 in accrued salary. The closing of the transactions contemplated by the Asset Purchase Agreement was scheduled to occur simultaneously with the Closing of the transactions contemplated by the Stock Purchase Agreement.

On July 24, 2002, the Buyers requested an extension of the Closing until August 8, 2002 and the parties entered into a letter agreement providing for such an extension. Thereafter, on August 12, 2002, the Buyers requested a second extension until September 6, 2002. As of the date hereof the Buyers have not made payment as per the Closing requirements. The penalty payments have not been met and the Company has notified the Buyers of their breach of the Agreement and the related extension grants. The buyers gave installments totaling $50,000.00 and extension penalties of approximately $9,419. The capital contributions to Anthony Genova Jr. were distributed to reduce Company expenses, taxes and accounts payables by $ 27,739.02, salary owed the Anthony Genova Jr. by $25,980.00 and internet marketing expense owed to Joseph Marks by $5,700.00.

     The Company intends to seek an operating company for merger, acquisition, or joint venture partnership. Management can give no assurance that a suitable candidate company will be found or such a merger, acquisition, or partnership agreement will be concluded.


OTHER:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending, the amount of sales of the Company's products, the competitive environment within the automotive aftermarket industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts, economic conditions and the financial strength of the Company's customers and suppliers. Investors are directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

ITEM  3          CONTROLS  AND  PROCEDURES.

(a)     Evaluation  of  Disclosure  Controls  and  Procedures.
        -----------------------------------------------------

Within the 90 days prior to the date of this report, Carsunlimited.com, Inc. has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company.

(b)     Changes  in  Internal  Controls.
        -------------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of my most recent evaluation.

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



                                       CARSUNLIMITED



                                       By: /s/ Anthony Genova
                                           -------------------------------------
                                           President and Director



Dated: December 30, 2002

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002






In connection with the Quarterly Report of Carsunlimited.com, Inc.
(the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                         /s/ Anthony Genova, Jr.
                         ______________________________________
                         By: Anthony Genova, Jr.
                         Chief Executive Officer/Chief Financial Officer December 30, 2002

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

     I,  Anthony Genova, Jr.,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Carsunlimited.com, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 30,  2002



                         /s/ Anthony Genova, Jr.
                         ______________________________________
                         By: Anthony Genova, Jr.
                         Chief Executive Officer/Chief Financial Officer