Form 10KSB
period 2002-12-31
CARSUNLIMITED COM INC
filed 2003-07-15
CIK 1118159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-KSB
(MARK  ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                         444 MADISON AVENUE, 18TH FLOOR
                            NEW YORK, NEW YORK 10022
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 267-2233

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

                                      NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer had revenues of $43,508 for its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates of the registrant (computed by reference to the closing sale price of the Common Stock on June 13, 2003) is $79,575.

The number of shares issued and outstanding of the registrant's Common Stock, $.001 par value is 26,525,000 (as of June 13, 2003).


                                              CARSUNLIMITED.COM, INC.

                                              2002 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS

                                                                       Page
                            [GRAPHIC OMITTED]
PART I
Item  1.        Business                                                 1
Item  2.        Properties                                               4
Item  3.        Legal Proceedings                                        4
Item  4.        Submission of Matters to a Vote of Security Holders      4

PART II

Item  5.        Market for the Registrant's Common Equity and Related
                  Stockholder Matters                                    5
Item  6.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          5
Item  7.        Financial Statements and Supplementary Data            F-1
Item  8.        Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                 9
PART III

Item  9.        Directors and Executive Officers of the Registrant      10
Item 10.        Executive Compensation                                  12
Item 11.        Security Ownership of Certain Beneficial
                  Owners and Management and Related
                  Stockholder Matters                                   13
Item 12.        Certain Relationships and Related Transactions          14
Item 13.        Exhibits, Financial Statement Schedules
                  and Reports on Form 8K                                14
Item 14.        Controls and Procedures                                 15
                Certifications                                          17


                                     PART I

ITEM 1. BUSINESS

In this report, references to the "Company", "we", "us" and "our" refer to CarsUnlimited.Com, Inc., a Nevada corporation.

COMPANY OVERVIEW

CarsUnlimited.Com, Inc. was incorporated in the State of Nevada on March 7, 2000. As of June 13, 2003, our corporate address was 444 Madison Avenue, 18th floor, New York, NY 10022. The Company's telephone number is 212-267-3500. Web address is http://www.carsunlimited.com. We are an early development stage company. Our goal is to provide our users with the ability to search a database that contains detailed information about the automobile industry, new and used car sales as well as a parts database and extended warranty information from around the world. Our service is intended to offer Internet users a quick and easy way to search for automobile related needs according to their interests via the Internet.

Business Development

We worked to combine an existing dealer-direct business with the potential of a new virtual storefront and portal and we filed a certificate of business for a fictitious firm name to do business as Dealer Direct services for automobile Dealership products.

In September 2000, the Company entered into an agreement with Heritage TPA Inc. to help market the Heritage Vehicle Service Contract Program. Pursuant to the agreement, Heritage was obligated to pay the Company, per month, based on sold vehicle service Contracts. The term of the agreement was indefinite until canceled by either party. On June 9, 2003, we cancelled the Heritage agreement and our former Chief Executive Officer Anthony Genova, Jr., assumed responsibility for any residual obligations under the agreement.

On December 20, 2001, the Company entered into a commission based contract with Warranty Gold Ltd. ("Warranty Gold") located at 7501 Hwy 290 East Suite #101 Austin, Texas 78723. Warranty Gold is an online provider of extended warranties for cars, trucks, or sport utility vehicles. Warranty Gold, pursuant to the agreement, granted the Company a limited, non-exclusive worldwide, royalty free right and license to use the Warranty Gold trade name and service marks for the purpose of advertising, marketing and promoting Warranty Gold's content on the CarsUnlimited.Com Internet Web site. Likewise, the Company granted similar rights for Warranty Gold to promote the carsunlimited.com content on the Warrant Gold Internet Web site. The term of such agreement was for a period of one year. For contracts of Warranty Gold sold by the Company, the Company will receive $100 for the first 25 contracts; $125 per contract for the next 25 contracts and $150 per contract for every contract above 50, which was obtained by the Company.

The Company is a diversified "click-and-mortar" company, providing products and services for automobile owners, potential owners, and manufacturers through multiple distributions and marketing channels including the Internet and direct sales. The Company's Internet website received immediate orders for warranty products, provided a free automobile classified section for consumers and dealers, sold ancillary products and offered content to attract and educate the potential buyers.

Competitive Business Conditions

The market for commercial uses of the Internet is new and evolving, and competition has increased significantly in these markets, as barriers to entry are relatively insubstantial. We have found the our ability to compete depends on many factors mostly beyond our control, including the following:

|X|  the timing and market acceptance of our business model;

|X| the effectiveness of our website in attracting potential customers for our products;

|X| the number and types of strategic relationships we enter into (including e-commerce partnerships); and our marketing efforts.


On December 2001, we determined that the expected revenues from operations will not be sufficient to meet operating expenses and have been seeking to consummate a sale and /or a business combination with a profitable privately owned company. On June 13, 2003, Anthony Genova, Jr., William Quinn, Joseph Marks, Michael Makropoplous, (Collectively "Sellers"), The former majority stockholders and officers and directors of the Company, sold in the aggregate 19,931,000 shares of the Company's common stock, par value $.001 per share ("Common Stock") owned by the Sellers to ODC partners, LLC, for aggregate purchase price of $69,793. ODC now owns 76% of the outstanding shares of the registrants. ODC Partners, LLC intends to continue to run the website and the business as it has been for the past several years.

In connection with that commitment, ODC Partners, LLC on July 1, 2003, entered into a Revolving Convertible Credit Agreement with the Company, which requires ODC to lend the Company up to $100,000 during the credit period. The loan will be evidenced by promissory note which bears interest at the rate of prime plus 2% and is due and payable on June 30,2004. The loans are convertible, at the option of ODC Partners into common stock of the Company at the rate of $.01 per share.

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

Research and Development.

To date, we have not undertaken any research and development.

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

Recent Significant Events- Transfer of Control

On June 11, 2003, Anthony Genova, Jr., Lawrence Genova, William Quinn, Joseph Marks, Michael Makropoplous, (collectively, "Sellers"), the former majority stockholders and officers and directors of Carsunlimited.com, Inc. (the "Company"), entered into a share purchase agreement (the "Share Purchase Agreement") with ODC Partners, LLC ("ODC") which was consummated on June 13, 2003. Pursuant to the Share Purchase Agreement, ODC purchased 19,931,000 shares of the Company's common stock, par value $.001 per share ("Common Stock") owned by the Sellers for an aggregate purchase price of $69,793.00. Now ODC owns 76% of the outstanding shares of the registrant.

In connection with the transaction, the Company's principal executive offices are now located at 444 Madison Avenue, 18th Floor, New York, New York 10022.

Employees.

The Company presently has 1 part time employee, its President, Daniel Myers.

Transfer Agent.

The transfer agent for the shares of common stock is Olde Monmouth Transfer, 77 Memorial Parkway Ste. 2, Atlantic Highland, NJ 07716.


ITEM 2. PROPERTIES

Our corporate address was 10 Cedar Swamp Rd., Ste. 8, Glen Cove, New York 11542. Since June 13, 2003 our corporate address has changed to 444 Madison Avenue,
18th floor, New York, NY 10022. Our telephone number is 212-267-2233 and Internet Web address is http://www.carsunlimited.com. The Company does not have any policies regarding investments in real estate, securities or other forms of property. At present, the Company does not pay rent or have to use space at the Madison Avenue address.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved as a plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate any material liability as a result of such litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during 2002 to a vote of our security holders.


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

                                        HIGH                LOW

Fourth Quarter of 2001                  $.75                $.02
First Quarter of 2002                    NA                   NA
Second Quarter of 2002                   NA                   NA
Third Quarter of 2002                    NA                   NA
Fourth Quarter of 2002                   NA                   NA

NA = Not available

SECURITY HOLDERS

As of May 31, 2003, there were 26,525,000 shares of our common stock outstanding, which were held by approximately 83 stockholders of record.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the expansion of our business and we do not expect to declare or pay any cash dividends in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

During the fourth quarter, for the fiscal year ended December 31, 2002, we have not issued unregistered securities.

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


Results of operations for the Fiscal Years Ended December 31, 2002 and 2001

CarsUnlimited's revenues for the year ended 2002 were $43,508 as compared to the year ended December 31, 2001 of $127,711, a decrease of $84,203 for the period. Revenues decreased by 66%. The reason is that we substantially curtailed our operation in 2002. This revenue was primarily in the form of sales commissions for the sale of products and services through our website. We have no cost of goods sold.

We had no research and development cost for either 2001 or 2002.

Salaries and related costs decreased from $140,535 for 2001 to $1,058 for 2002, a decrease of $139,477 (99%). The principal reason for decrease in salaries was reduced working time of the Company's president and direction of the management's efforts away from operations to finding a merger partner.

Professional fees increased from $13,410 in 2001 to $23,013 in 2002, an increase of $9,603 (72%). The additional professional fees were primarily in relation to the legal work associated with finding suitable merger partners.

Commissions paid by us were $220 for the year 2002 as compared to the year 2001 of $27,701, a decrease of $27,481 or 99%. The Company used less outside sales persons in 2002.

Marketing, general and administrative expenses decreased from $138,348 for the year 2001 to $77,838 for the year 2002,a decrease of $60,510 or 44%. The principal reason was the reduced level of operations in 2002.

Total operating expenses decreased from $319,994 in the year 2001 to $96,829 in the year 2002, a decrease of $223,165 or 70% because of reduced operations.

The operating loss for the year 2002 was $58,641 as compared to the year 2001, which was $192,283, a decrease in the loss of $133,642 or 70%.

Results of operations for the Period from Inception, March 7,2000 to December 31, 2002

The revenues of the Company were $308,064 as compared to operating expenses of $1,124,389, resulting in a net operating loss of $816,335, and net loss of $816,122, over the period from inception to December 31, 2002. The reason for operating losses included the limited financial resources of the Company that constrained its efforts to publicize and promote its services in the Internet market.

On June 11, 2003, the former majority stockholders and officers and directors of Carsunlimited.com, Inc. entered into an agreement with ODC Partners, LLC ("ODC"), and a Delaware Limited Liability Company, which was consummated on June 13, 2003. Pursuant to the Share Purchase Agreement, ODC purchased 19,931,000 shares of the Company's common stock, par value $.001 per share for an aggregate purchase price of $69,793.00. As a result of this transaction, ODC became the beneficial owner of approximately 76% of the Company's outstanding Common Stock.


Financial Condition For the years Ended December 31, 2002 and 2001

As of December 31,2002, cash totaled $0 as compared to $867 at December 31,2001. Cash used by operating activities was $38,721 in 2002 as compared to $1,110 in 2001. Net working capital deficit of the company was $196,600 in 2002 as compared to $176,190 in 2001.

We wrote down the cost of equipment by $6,366 due to impairment of the expected future cash flows of the equipment, in 2001.

Financial Condition From Inception to December 31, 2002

We used $222,726 of cash for our operations, from inception to December 31, 2002. A significant part of our operating expenses was not paid in cash. We issued 4,195,000 shares of common stock for $367,350 of services, issued 20,091,000 shares of common stock to our founders, accrued salaries of $129,580, and recorded accounts payable of $87,110.

We obtained $194,550 of cash through selling 2,239,000 shares and $37,854 from capital contribution from a shareholder.

We purchased $9,678 of equipment. The equipment is fully depreciated and written off, as of December 31, 2002.

Outlook

At this time we do not have the financial resources to attain profitable operations. On July 1, 2003, ODC Partners, LLC., our largest shareholder, entered into a Revolving Convertible Credit Agreement with the Company, which requires ODC to lend the Company up to $100,000 during the credit period. The loan will be evidenced by promissory note which bears interest at the rate of prime plus 2% and is due and payable on June 30,2004. The loans are convertible, at the option of ODC Partners into common stock of the Company at the rate of $.01 per share.


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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
       FOR THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2002



                                TABLE OF CONTENTS


                                                                    PAGE NO.
                                                                   ---------
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT                      F-1

FINANCIAL STATEMENTS

  Balance Sheet                                                       F-2

  Statement of Operations                                             F-3

  Statement of Cash Flows                                             F-4

  Statement of Changes in Stockholders'  (Deficit)                    F-6

  Notes to the Financial Statements                                   6-8



BLOOM & COMPANY.50 CLINTON STREET. HEMPSTEAD. NEW YORK 11550. TEL:516 - 486-5900
CERTIFIED PUBLIC ACCOUNTANTS                                  FAX:516 - 486-5476

STEVEN BLOOM, CPA                                           MEMBER OF
FREDERICK PAUKER, CPA                                  AMERICAN INSTITUTE OF
SIROUSSE TABRIZTCHI, Ph.D. CPA                   OF CERTIFIED PUBLIC ACCOUNTANTS


                          Independent Auditors' Report

To the Board of Directors and
Shareholders of CarsUnlimited.Com, Inc.

We have audited the accompanying balance sheets of CarsUnlimited.Com, Inc. (a development stage enterprise) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of CarsUnlimited.Com, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of CarsUnlimited.Com, Inc. as of December 31, 2000 and for the period from March 7, 2000 (inception) to December 31, 2000 were audited by other auditors whose report dated February 3, 2001 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from inception (March 7, 2000) to December 31, 2000 reflect a net loss of $(53,718). Our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the general-purpose financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall general-purpose financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CarsUnlimited.Com, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that CarsUnlimited.Com, Inc. will continue as a going concern. As discussed in Note 4 to the financial statements, CarsUnlimited.Com, Inc. is a Development stage company that has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bloom and Company, LLP
Hempstead, New York
June 26, 2003

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                       2002            2001
ASSETS
Cash                                                 $   -             $867
Commissions receivable                                   -                -
                                                      ----            -----

Total Current Assets                                     -              867

Equipment and furniture, net                             -              358
Security deposits                                      322              322
                                                     -----            -----
Total Assets                                          $322           $1,547
                                                     =====           ======

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Account payable and accrued expenses             $  84,692         $ 62,862
Salaries payable                                   109,490          114,195
Loans Payable Shareholder                            2,417               --
                                                  --------         --------

Total Current Liabilities                          196,599          177,057

Stockholders' (Deficit):

Common stock, $0.001 par value;
  50,000,000 shares authorized and
  26,525,000 and 26,525,000 shares
  issued and outstanding, on
  December 31, 2002 and 2001,
  respectively.                                     26,525          26,525
Additional paid-in capital                         593,520         555,666
(Less) subscriptions receivable                   (    200)       (    200)
(Deficit) accumulated during
  the development stage                           (816,122)       (757,501)
                                                   -------         -------

Total Stockholders' (Deficit)                     (196,277)       (175,510)
                                                   -------         -------
Total Liabilities and Stockholders'
  (Deficit)                                      $     322       $   1,547
                                                  ========        ========
The accompanying notes are an integral part of the financial statements.

                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2002

                                                                    Inception
                                                                 March 7,2000 to
                                                                   December 31,
                                       2002           2001             2002
                                      -----          -----            ------
Revenues:
Sales Commissions                   $43,508        $127,711          $308,064

Operating expenses:
Costs and Expenses:
Salaries and related taxes            1,058         140,535           268,965
Professional fees                    23,013          13,410           423,010
Commissions                             220          27,701            71,717
Marketing, general,
 and administrative                  77,858         138,348           360,707
                                    -------         -------         ---------

Total operating expenses            102,149         319,994         1,124,399
                                    -------         -------         ---------
Operating loss                      (58,641)       (192,283)         (816,335)

Other income or (expense)
Interest income                          20              50               213
                                    -------         -------         ---------

 Net (Loss)                       $( 58,621)     $( 192,233)        $(816,122)
                                   ========        ========         =========

Net (loss) per common share         $(0.001)         $(0.01)           $(0.03)

Weighted average common
  Shares                         26,525,000      25,556,164        25,204,125
                                ===========      ==========        ==========

The accompanying notes are an integral part of the financial statements.

                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2002

                                                                     Inception
                                                                 March 7,2000 to
                                                                   December 31,
                                              2002           2001           2002
                                              ----           ----           ----
Cash Flows From Operating Activities:
Net (loss)                                $(58,621)     $(192,233)    $(816,122)

Adjustments to Reconcile Net (Loss)
  to Net Cash (Used) by Operating
  Activities:

Depreciation and amortization                  358          2,388         3,311
Write down of fixed assets                      --          6,367         6,367
Stock issued for services                       --         10,350       347,440
Services provided for donated shares            --         40,000        40,000

Changes in Operating Current Assets
  and Liabilities
Commissions receivable                                      9,006           --
Accounts payable and accrued
  expenses                                  24,249          2,937       87,110
Salaries payable                           ( 4,707)       118,875      109,480
Security deposits                                -          1,200     (    322)
                                           -------       --------      -------
Net Cash (Used) by Operating
  Activities
                                           (38,721)      (  1,110)    (222,726)

Cash Flows From Investing Activities:
Purchase equipment                               -              -       (9,678)
                                          --------       --------     --------
Cash Flows (Used) by Investing
  Activities                                     -              -       (9,678)

Cash Flows From Financing Activities:
Issue common stock for cash                      -              -      194,550
Additional paid in capital                  37,854              -       37,854
                                         ---------       --------     --------
Cash Flows Provided by
   Financing Activities                     37,854              -      232,404
                                          --------       --------     --------

Net increase in cash                       (   867)       ( 1,110)           -
Cash at beginning of period                    867          1,977            -
                                         ---------       --------      -------
Cash at end of period                       $    -        $   867      $     -
                                         =========       ========      =======

The accompanying notes are an integral part of the financial statements.

                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2002

                                   (CONTINUED)

SUPPLEMENTARY SCHEDULE OF NONCASH TRANSACTIONS

2001

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

The accompanying notes are an integral part of the financial statements.



                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2002


                                               Common Stock           Additional
                                        Number of         Par          Paid-in
                                         Shares          Value         Capital
                                       ----------       ------        ----------

March 7, 2000                                   -            -                -
Shares issued for cash                  2,239,000      $ 2,239         $ 192,511
Shares issued for services              3,170,000        3,170           313,830
Founders stock                         20,091,000       20,091                 -
Net (loss)                                      -            -                 -
(Less)subscriptions receivable)                 -            -                 -
                                      -----------     --------         ---------

Balance, December 31, 2000             25,500,000       25,500           506,341

Shares issued for Services              1,025,000        1,025             9,325
Capital contribution                            -            -            40,000
Net loss                                        -            -                 -
                                       ----------       ------         ---------

Balance, December 31, 2001             26,525,000      $26,525          $556,666
Net loss                                        -            -                 -
Additional capital contribution
 by shareholders                                -            -            37,854
                                      -----------      -------         ---------
Balance, December 31, 2002             26,525,000      $26,525          $593,520
                                      ===========     ========         =========


The accompanying notes are an integral part of the financial statements.







                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2002



                                                    (Deficit)
                                                   Accumulated
                                                     During
                                   Subscription     Development
                                    Receivable         Stage          Total

March 7, 2000                        $     -         $      -       $       -
Shares issued for cash                     -                -         194,750
Shares issued for services                 -                -         317,000
Founders stock                       (20,091)               -               -
Net (loss)                                 -         (565,268)       (565,268)
(Less) subscriptions receivable      (   200)               -        (    200)
                                    --------         --------        ---------

Balance, December 31, 2000           (20,291)        (565,268)       ( 53,718)

Shares issued for Services                 -                -          10,350
Subscription collected                20,091                -          20,091
Capital contribution                       -                -          40,000
Net loss                                   -         (192,233)       (192,233)
                                    --------        ---------        --------

Balance, December 31, 2001         $(    200)      $ (757,501)      $(175,510)

Net loss                                   -         ( 58,621)        (58,621)
Additional capital contribution
  By shareholders                          -                -          37,854
                                   ---------        ---------        --------
Balance, December 31, 2002         $(    200)       $(816,122)      $(196,277)
                                   =========       ==========        ========

The accompanying notes are an integral part of the financial statements.






                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

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

Revenue Recognition Sales Commissions

Sales commissions are recognized in the period in which they are earned, using the accrual basis of accounting. Sales commissions are earned as a percentage of the total fee charged the customer at the time of the completion of the sale for the particular type of automotive product.

COMMISSIONS RECEIVABLE

Commissions receivable represent the Company's commissions for sales of automotive products (extended warranties, GAP insurance and other lease products) through automobile dealers (dealers). These dealers have agreed to market the Company's automotive products directly to their customers and to collect the fees and costs. The Company is responsible for servicing the dealer and transmitting the checks to a third party administrator. No provision for uncollectible has been recorded as the Company believes none is necessary.

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EQUIPMENT  AND  FURNITURE

Equipment and furniture is stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of 5 years. The depreciation expense for 2002 and 2001 were $158 and $2,388, respectively.

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

COSTS ASSOCIATED WITH RAISING CAPITAL

The Company has recorded the fees paid to consultants, accountants, and other professionals for assistance in raising funds as a charge to the statement of operations. These fees and costs were paid primarily in common stock recorded at its fair value of $0.10 per share as determined by management.

COMMON STOCK

The Company offered 389,000 shares at $0.10 per share through a promissory note wherein the Company received the proceeds of the notes and in return agreed to issue the shares upon the note holder completing a subscription agreement from the Private Placement Offering. Through December 31,2002, the Company collected $38,900 in cash.

The Company intended to raise $150,000 by offering 1,500,000 units at a price of $0.10 per unit, each unit consisting of one share of common stock valued at $0.10 per share and an option to purchase three warrants exercisable at $0.30 per warrant. The Private Placement Offering (PPM) was offered without registration under the Securities Act of 1933 or under the securities laws of any state. Through December 31, 2000, the Company raised $150,000 in the first round of financing and expected to have the warrants exercised at $0.30 per warrant in the following year. These warrants were not exercised and expired.

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

COMMON STOCK(Continued)

In 2001, the Company issued 1,025,000 restricted shares for consulting services. These Shares were valued at approximately $0.01, which represented 50% of the market price of unrestricted shares, at the time of issue.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company's assets and liabilities are carried at fair value or contracted amount, which approximate fair value.

(LOSS) PER COMMON SHARE

Net (loss) per common share is based on the weighted average of common shares outstanding during the period.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS 141 requires all business combinations initiated after June 2001 to be accounted for using the purchase method and establishes specific criteria for the recognition of acquired intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer subject to amortization over their estimated useful life. Rather, these assets are subject to, at least, an annual assessment for impairment by applying a fair-value-based test. The Company adopted SFAS 141 effective July 1, 2001 and SFAS 142 effective January 1, 2002.

The adoption of SFAS 141 and SFAS 142 eliminated the annual amortization of trade name of $1,877,299. The reduction in amortization expense was $93,865.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the cost of any legal obligation for the retirement of tangible long-lived assets in the period in which it is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted the standard effective January 1, 2003. The adoption of SFAS 143 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material effect on the financial position, results of operations or cash flows of the Company. F-10


                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 3. INCOME TAXES

The Company has a net operating loss (NOL) carryforward as follows:

Year                      Expiration                                Estimated
                             Date               Amount              Tax Asset

2000                         2020             (565,268)             $197,800
2001                         2021             (192,233)               53,400
2002                         2022             ( 58,621)               20,500
                                             ---------              --------
                                              (816,122)              271,700
Less Valuation allowance                                            (271,700)
                                                                   ---------
                                                                          --
                                                                   =========

The statutory tax rate of the Company is approximately 35%. No tax benefit has been reported in the financial statements. The potential tax benefits of the net operating loss carryforwards are completely offset by a valuation allowance of the same amount because it is more likely than not that the Company may not realize future taxable income. Furthermore, because of the changes in the ownership of the major shareholders, the Internal Revenue Code severely limits any future benefits of the net operating loss carryforward.

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

On December 2001, we determined that the expected revenues from operations will not be sufficient to meet operating expenses.

NOTE 5. LEASES

The Company had signed a 3-year lease for office space commencing April 1, 2000 through March 31, 2003. The rental expenses were $12,000 and $14,400, for 2001 and 2000, respectively. In October 2001, the Company and the landlord agreed to convert the lease to month-to-month basis, at a rate of $400 per month. Presently the Company has no agreement to pay rent at its new address, 444 Madison Avenue, New York, N.Y.


                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 6. RELATED PARTY TRANSACTIONS

Transactions with Management

The Company had agreed to certain transactions with Anthony Genova, the Company's former President, Chief Operating Officer, Chairman of the Board and majority shareholder. Such transactions are described below:

1. On July 23, 2001, the former President, Anthony Genova agreed to transfer 4,000,000 shares to Mr. Joseph Marks, Vice President of the Company, for Internet services. Mr. Marks had provided Internet marketing and engineering services to the Company since inception. The Board of Directors, with unanimous written consent, approved this transfer on December 14, 2001.


NOTE 7. SUBSEQUENT EVENT

On June 13, 2003, the former majority stockholders and officers and directors of Carsunlimited.com, Inc. entered into an agreement with ODC Partners, LLC ("ODC"), and a Delaware Limited Liability Company. Pursuant to the Share Purchase Agreement, ODC purchased 19,931,000 shares of the Company's common stock, par value $.001 per share for an aggregate purchase price of $69,793.00. As a result of this transaction, ODC became the beneficial owner of approximately 76% of the Company's outstanding Common Stock. ODC will now direct the Company's operations.

In connection with the consummation of the transaction, Anthony Genova, Jr. resigned as President of the Company effective June 13, 2003. The Board appointed Mr. Daniel Myers as the new Chief Executive Officer, President and Secretary on that date.

In connection with the transaction, the Company's principal executive offices are now located at 444 Madison Avenue, 18th Floor, New York, New York 10022.

On July 1, 2003, ODC Partners, LLC, our largest shareholder, entered into a Revolving Convertible Credit Agreement with the Company, which requires ODC to lend the Company up to $100,000 during the credit period. The loan will be evidenced by promissory note which bears interest at the rate of prime plus 2% and is due and payable on June 30,2004. The loans are convertible, at the option of ODC Partners into common stock of the Company at the rate of $.01 per share.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 21, 2002, the Company was notified that Van Buren & Hauke, LLC would no longer be the auditor for the Registrant. On April 21, 2002, the Company appointed the accounting firm of Bloom & Co., LLP, as the Company's new outside auditors, subject to shareholder ratification of such appointment on the Company's next annual meeting or, if called prior thereto, special shareholders' meeting. The Board had determined that the Company's requirements would be better served by auditors who are situated in close proximity to the Company's management office and, based on a review of several accounting firms, we selected Bloom & Co., LLP, which has public company and auditing experience.

The auditors' report from Van Buren & Hauke, LLC for the Registrant's the period from inception on March 7, 2000 to December 31, 2000 was unqualified. However the opinions contained an explanatory paragraph expressing uncertainty regarding the continuation of the Company as a going concern.

     During the Registrant's most recent fiscal year, from inception on March 7, 2000 to December 31, 2000 and the subsequent interim periods preceding the change, there have been no disagreements with Van Buren & Hauke, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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




                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

Our Bylaws provide that we shall have a minimum of one director on the board at any one time. Vacancies are filled by a majority vote of the remaining directors then in office. During the year ended December 31, 2002, the directors and executive officers of the Company were as follows:


NAME  AND  ADDRESS               AGE     POSITIONS  HELD
                                 ---     ---------------
ANTHONY  J.  GENOVA, JR          42     Director, President  & CEO (1)
LAWRENCE GENOVA                  45     Director (1)
MICHAEL MAKROPOULOS              43     Director (1)
JOSEPH  ("SKIP") MARKS           46     Director/VP of Internet Marketing
                                         Development (1)
WILLIAM QUINN                    53     Director/Treasurer, Secretary (1)

(1) Resigned on June 13, 2003 as President and Chief Executive Officer. Resigned as a director, which will be effective 10 days after mailing to the shareholders, Schedule 14-F-1.

The above named directors served as the director until June 13,2003. In connection with the consummation of the Share Purchase Agreement, Anthony Genova, Jr. resigned as President of the Company and Marks resigned as Secretary and Vice President effective June 13, 2003.

As contemplated by the Share Purchase Agreement, on June 13, 2003, by action of the board of directors of the Company (the "Board"), the number of persons comprising the Board was increased from five persons to six persons. As a result of this action, and the Board resignations of Messrs. Marks, Makropolous, Quinn and Lawrence Genova on June 13, 2003, there then existed four vacancies on the Board. Mr. Daniel Myers, as designee of ODC, was appointed by Anthony Genova, Jr., the remaining member of the Board, to fill one of the vacancies. In addition, also by action of the Board, the number of persons comprising the Board will be decreased to one (1) person, effective ten days following the mailing of an Information Statement to all stockholders of the Company in compliance with Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1. At that time, the Board resignation of Anthony Genova, Jr. will become effective. As of June 13, 2003, the sole executive officer of the Company is as follows:



NAME  AND  ADDRESS                         AGE              POSITIONS  HELD
------------------                        -----         ------------------------
Daniel Myers,                               33          Chief Executive Officer,
444 Madison Ave 18th Floor                              President, Secretary
New York, NY 10022                                       and member of the
                                                         Board of Directors




DANIEL MYERS

Daniel Myers is Registered Representative of Sloan Securities, Inc. a registered broker-dealer and member of the NASD. Since April, 2003, Mr. Myers has been the Managing Director and Co-Founder of Ocean Drive Capital, LLC and Ocean Drive Holdings, LLC, a privately held investment fund. Prior to joining Sloan in June 2003, Mr. Myers was Managing Director of Investment Banking at Atlas Capital services, a registered broker-dealer and a member of NASD. Mr. Myers was an Investment Banker at Sunrise Securities, a registered broker-dealer and a member of NASD, from 1999-2001, where he was responsible for raising more than $50 million for Biotechnology and Hi-Tech companies. From 1998-2000, Mr. Myers was an Investment Banker at Beta Capital where he was responsible for raising $20 million for private technology companies. From 1993-1997, Mr. Myers managed the estates of high net worth individuals and from 1991-1992 was a Real Estate investment banker with DJR Capital where he was involved in raising $500 million in debt financing for New York State Real Estate developers. Mr. Myers graduated in 1990 from New York University with a BS in Finance. Mr. Myers currently holds a Series 62 license.

ANTHONY J. GENOVA, JR. (Resigned as President and CEO June 13, 2003)

Mr. Genova has 21 years experience in the automobile industry and the banking business. He has been employed with Chemical Bank and Marine Midland Bank. He is currently employed at Citibank. His banking experience includes sales, wholesale, credit and collections. Mr. Genova also has extensive experience in the Automotive Dealership area where he was General Manager, Finance and Insurance Manager. He has also been an independent representative for dealer sales involving extended service contracts, finance, and insurance training. Anthony Genova is the brother of Lawrence Genova.

LAWRENCE GENOVA (Resigned June 13, 2003)

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

WILLIAM F. QUINN (Resigned June 13, 2003)

Mr. Quinn has been a CPA for twenty-five years. He has extensive experience in financial controls and management. Mr. Quinn is a graduate of Providence College, Rhode Island.

JOSEPH "SKIP" MARKS (Resigned June 13, 2003)

After receiving a BS in Engineering from the Colorado School of Mines, Mr. Marks began his professional development at Nalco Chemical Company and then Schlumberger. After holding several management positions including Sales Manager, Regional Operations Manager, and National Business Development Manager, he moved to Marketing Manager, North America for the $250 Million Production Services line for Schlumberger. While in this position, he developed Intranet and Internet Sales and technology transfer strategies and coordinated all marketing activities including product development, product rollouts, advertising and R and D input. 10

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

MICHAEL MAKROPOULOS (Resigned June 13, 2003)

Mr. Makropoulos contributes more than 22 years of high-tech experience. Mr. Makropolous successfully established Pan-Kurta European distribution and operations in the United Kingdom and Belgium for Kurta Corp. a major computer peripherals manufacturer. More recently, he was responsible for sales and channel development for a division of Xerox. Presently, Michael is Vice-Chairman of Adventures, an Internet business construction firm. This company focuses on emerging and second stage e-businesses opportunities by supplying strategic direction, business preparation, web and software architecture, valuation, financial forecasts and sales and marketing strategies. In addition to being nationally published, he actively participates, speaks and panels for the World Computer Law Congress and the Software Publishers Association. Mr. Marks and Mr. Makropoulos are brothers.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning compensation awarded to, earned by or paid to Anthony J. Genova, Jr., our Chairman and Chief Executive Officer, for the year ended December 31, 2002. The "named executive officer" received perquisites and other personal benefits in addition to salary and bonus during the periods stated. Our president did not receive a salary and cash bonus in excess of $100,000 for services rendered during those fiscal years.


                           SUMMARY COMPENSATION TABLE
                             Long-Term Compensation
                          -----------------------------
            Annual  Compensation      Awards        Payouts
            ---------------------     ------        -------
Name  and                             Restricted
Principal                             Stock        Other($)
Position(s)        Year    Salary($)  Bonus($)   Compensation Awards  (# shares)


Anthony Genova (1) 2002   $  1,058       -           -           -         -
                   2001    124,000       -           -           -         -

(1) Through December 31, 2002, Anthony J. Genova, Jr. earned approximately $125,058 of which $109,490 is accrued.

(2) On June 13, 2003, Anthony J. Genova, Jr. resigned and converted $100,000 of accrued salaries due to him into 100,000 shares of Common Stock.

Employment Agreements.

Currently, we have no written employment agreements with any of our key officers and directors.

OPTION GRANTS IN FISCAL YEAR 2002

We have not granted any options to our officers or directors to purchase shares of our common stock for the fiscal year ended December 31, 2002.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date of this Report regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock.

The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under those rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which that person or entity has the right to acquire within sixty days after June 30, 2003. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

In June 13, 2003, Mr. Genova and other officers entered the agreement and sold their shares to ODC. As a result of the agreement, ODC beneficially owns approximately 76% of the Company's outstanding common Stock; (ii) Anthony Genova, Jr. beneficially owns 1,100,000 shares or approximately 4% of the Company's outstanding Common Stock; and Joseph Marks owns 400,000 shares or approximately 1.5% of the Company's outstanding Common Stock. 12


                             Number  of  shares  of         Percent  of
                             common  stock                  common  stock
                             beneficially                   beneficially
Name  of                     owned  or  right               owned  or  right
Beneficial  Owner            to  direct  vote(1)            to direct vote (1)
-------------------        -----------------------         -----------------
Daniel Myers
  Director and President          19,931,000                     76.0% (2)
ODC                               19,931,000                     76.0%
Officers and Directors as
 a group (1 persons)              19,931,000                     76.0%


     (1) Such figures are based upon 26,525,000 shares of our common stock issued and outstanding as of June 13, 2003. Such figure includes an aggregate of 2,550,000 shares of our common stock authorized for issuance. These shares have not yet been physically delivered to their respective shareholders due to the Company's inability to make payment to its transfer agent on outstanding invoices. Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

     (2) Includes the shares owned by ODC Partners, LLC, Mr. Myers has sole voting and dispositive power over the shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-KSB:

(1)  Exhibits


23.1 Consent of bloom & Co., LLP


                     CONSENT OF CERTIFIED PUBLIC ACCOUNTANT



We consent to the incorporation by reference in this Annual Report on Form 10-K-SB of CarsUnlimited.Com, Inc. of our report dated June 26, 2003 included in the Annual Report to Stockholders of CarsUnlimited.Com, Inc.



Bloom and Co., LLP
s/Bloom and Co.,  LLP
Hempstead, New York
July 10, 2003


(b) Reports on Form 8-K

There were no reports filed on a Form 8-K for the fourth quarter of the fiscal year ended December 31, 2002.

On June 13, 2003, we filed form 8-k regarding changes in the control of registrant.


ITEM 14. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this report, the Company s principal executive officer and principal financial officer have concluded that the Company s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There were no significant changes in the Company s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 10, 2003

                                            CARSUNLIMITED.COM, INC.
                                            /s/ Daniel Myers
                                             _____________________
                                            By:  Daniel Myers
                                            President, CEO  & Sole Director
                                            Principal Executive Officer and
                                            Principal Finance Officer






                                 CERTIFICATIONS

I, Daniel Myers, the Registrant's President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of CarsUnlimited.Com, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 10, 2003

/s/ Daniel Myers
President & Chief Executive Officer




                                 CERTIFICATIONS

I, Daniel Myers, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of CarsUnlimited.Com, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 10, 2003

/s/ Daniel Myers
Chief Financial Officer