Form 10QSB
period 2003-03-31
CARSUNLIMITED COM INC
filed 2003-07-15
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2003

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ______________ to ______________

                        Commission file number 000-28195

                             CARSUNLIMITED.COM, INC.
        (Exact name of small business issuer as specified in its charter)

       Nevada                                         11-3535204
-------------------------------------------------------------------------------
  (State of Incorporation)                 (IRS Employer Identification No.)


            444 Madison Avenue, 18th Floor, New York, New York 10022
                    (Address of principal executive offices)

                                  212-308-2233
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            Yes               No[X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 26,525,000





                             CARSUNLIMITED.COM, INC.
                              INDEX TO FORM 10-QSB



Contents                                                              PAGE

PART I. FINANCIAL INFORMATION 1

ITEM 1: Condensed Unaudited Financial Statements                       1

Consolidated Balance Sheets - March 31, 2003 and 2002 (Unaudited)      1

Consolidated Statements of Operations for the
   Three Months Ended March 31, 2003
   and 2002 and from inception on March 7, 2000 to
   March 31, 2003 (Unaudited)                                          2

Consolidated Statements of Cash Flows Operations for
   the Three Months Ended March 31, 2003 and 2002
   and from inception on March 7, 2000 to
   March 31, 2003 (Unaudited)                                          3

 Notes to Condensed Unaudited Financial Statements                     5


ITEM 2:  Management Discussion and Analysis                            8

ITEM 3:  Controls and Procedures                                      10

PART II. OTHER INFORMATION

ITEM 1:  Legal Proceedings                                            10

ITEM 2:  Changes in Securities                                        10

ITEM 3:  Defaults Upon Senior Securities                              11

ITEM 4: Submission of Matters to Vote of Security Holders             11

ITEM 5: other information                                             11

ITEM 6: Exhibits and Reports on Form 8-K                              11

Signatures                                                            11

Certifications                                                        12



PART I.  FINANCIAL INFORMATION


                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                             March 31, 2003 and 2002
                                  (UNAUDITIED)

                                     ASSETS

                                                     2003             2002
                                                    ------           ------

         Cash                                       $ 122           $ 1,012
                                                    -----           -------

           Total Current Assets                       122             1,012

         Equipment and furniture, net                  --               158
         Security deposits                            322               322
                                                    -----           -------

         Total Assets                                $444           $ 1,492
                                                     ====            ======


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

         Account payable and accrued expenses      90,414           87,648
         Salaries payable - officer               109,490          114,195
         Payroll taxes payable                      2,419            2,419
                                               ----------       ----------

         Total Current Liabilities                202,323          204,262

         Stockholders' (Deficit):
         Common stock, $0.001 par value;
          50,000,000 shares  authorized and
          26,530,000 shares issued
          and outstanding                          26,525          26,525
         Additional paid-in capital               593,420         555,561
             (Less) subscriptions receivable     (    200)       (    200)
         (Deficit) accumulated during
            the development stage                (821,624)       (784,656)
                                                ---------       ---------

         Total Stockholders' (Deficit)           (201,879)       (202,770)
                                                ---------       ---------

         Total Liabilities and Stockholders'
         Deficit                                $     444       $   1,492
                                                =========        ========

             See notes to condensed unaudited financial statements.




                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                AND INCEPTION ON MARCH 7, 2000 TO MARCH 31, 2003
                                  (UNAUDITIED)


                                                                 From Inception
                                    Three Months Ended          March 7, 2000 to
                                      March 31,                     March 31,
                                   2003            2002                2003
                                   ----            ----                ----

Revenues:
Sales Commissions               $ 1,000         $ 18,632           $ 309,064

Costs and Expenses:
Professional fees                 6,168            4,875             423,010
Salaries                              -            1,058             275,133
Commissions                           -              220              71,717
General and administrative          433           39,733             361,040
                                -------          -------            --------

 Total Costs and Expenses         6,601           45,886           1,130,900
                                -------          -------           ---------

Operating loss                   (5,601)         (27,254)           (821,836)

Other income:
Interest income                       -                -                 212
                               --------         --------          ----------

Net loss                        $(5,601)       $( 27,254)       $(   821,624)
                                 ======         ========          ==========

Net (loss) per common share    $( 0.001)         $(0.001)            $(0.031)
                                 ======            =====               =====

Weighted average
   common shares             26,525,000       26,530,000          25,383,000
                             ==========       ==========          ==========


             See notes to condensed unaudited financial statements.






                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                AND INCEPTION ON MARCH 7, 2000 TO MARCH 31, 2003
                                  (UNAUDITIED)


                                                                  From Inception
                                           Three Months Ended   March 7, 2000 to
                                                March 31,              March 31,
                                             2003         2002             2003
                                             ----         ----             ----

Cash Flows From Operating Activities:
 Net loss                                $ ( 5,601)    $(27,254)    $ (821,624)

Adjustments to reconcile net loss to
  net cash used in Operating Activities:
Depreciation and Amortization                    -          200          3,311
Write down of fixed assets                       -            -          6,367
Stock issued for services                        -            -        347,440
Services provided for donated shares             -            -         40,000
Changes is Operating Current Assets
   and Liabilities
Accounts payable and accrued expenses        5,723       27,199         92,734
Salaries payable - officer                       -            -        109,490
Security deposits                                -            -       (    322)
                                           -------    ---------     ----------

Net cash provided by (Used in)
  Operating Activities                         122          145       (222,604)
Cash Flows used in Investing Activities
Purchase of equipment                            -            -         (9,678)
                                           -------    ---------     ----------

Cash (Used) in Investing Activities              -            -         (9,678)
                                          ---------    --------     ----------

Cash Provided by Financing Activities
Issue of common stock for cash                   -           --        194,550
Additional paid-in capital                       -           --         37,854
                                         ---------    ---------     ----------
Net cash provided by (Used in)
 Financing Activities                            -            -        232,404
                                         ---------   ----------     ----------


See notes to condensed unaudited financial statements.



                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                AND INCEPTION ON MARCH 7, 2000 TO MARCH 31, 2003
                                  (UNAUDITIED)
                                   (CONTINUED)

                                                                From Inception
                                     Three Months Ended         March 7, 2000 to
                                           March 31,                March 31,
                                      2003         2002               2003
                                      ----         ----               ----

Net increase in cash                  122           145                122
Cash at beginning of period             -           867                  -
                                   ------        ------            -------

Cash at end of period               $ 122        $1,012               $122
                                   ======        ======            =======

See notes to condensed unaudited financial statements.




                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the interim condensed financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002, filed on Form 10-KSB.

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



                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

Fair Value of Financial Instruments

Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts, which approximate fair value.

Income (Loss) Per Common Share

Net (loss) per common share is based on the weighted average of common shares outstanding during the period.

Income Taxes

The Company has a net operating loss (NOL) carryforward expiring in 2022. No tax benefit has been reported in the financial statements because the potential tax benefit of the net operating loss carryforwards are completely offset by a valuation allowance of the same amount because of the uncertainty of the Company realizing future taxable income. Also, because of substantial changes in ownership of the Company stock, the NOL is subject to severe Internal Revenue Code limitations.

GOING CONCERN

The Company is a development stage company with limited operations, no substantial, continuing source of revenues, only nominal assets, and working capital and stockholders' deficits. To continue to operate the company will be dependent on receiving working capital from its shareholders or independent third parties until a merger partner can be found.




                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002 the FASB issued SFAS No. 148--Accounting for Stock--Based Compensation--Transition, and Disclosure. This SFAS amends SFAS No. 123,
Accounting for Stock--Based Compensation to provide alternative methods of transition for entities electing the fair value based method of accounting for stock--based employee compensation. This SFAS also requires additional and more prominent disclosure related to accounting methods used for stock -based employee compensation and pro forma amounts related to any period accounted for under the intrinsic method of Opinion 25. The Company will continue its policy to utilize APB 25 for the treatment of its stock based compensation. The Company has evaluated the provisions of SFAS 148 and determined that it does not have any material impact on the Company.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees for Others." The interpretation addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in the Commitments and Contingencies disclosure within this Form 10Q. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has evaluated the provisions of Interpretation and determined that it does not have any material impact on the Company.

In January 2003 the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The interpretation addresses the consolidation of variable interest entities. The Company has evaluated the provisions of Interpretation No. 46 and determined it does not have any significant interests in any variable interest entities.



                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                 MARCH 31, 2003

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

We were incorporated on March 7, 2000 as a Nevada Corporation. We have adopted December 31 as our year-end. We are a development stage company with limited operations and revenues and only nominal assets. Any reference in this document to "the Company," "our", "we" or "us" refers to CarsUnlimited.Com, Inc. We provided products and information related to the auto industry to our customers through our Web site using classified ads and affiliate link programs.

We offer new and used car classified advertising as well as products such as automotive warranties. We currently had two revenue streams. The first was from our Internet site and the second from our automotive wholesale products division, which sold automotive products to auto dealerships, leasing companies and credit unions.

Analysis of Financial Condition.

As of March 31, 2003, we had cash reserves of $ 122 and no other liquid assets or resources. From December 31, 2002 our cash had increased by $122. On March 31, 2003 we had total current liabilities of $202,323 compared with $204,257 on December 31, 2002. Our liabilities include accounts payable of $90,414, unpaid salaries to officers of $109,490 of which $100,000 was converted to 100,000 shares of common stock on June 13, 2003 as part of the exchange of shares agreement with ODC, and payroll tax payable of $2,419. We will need additional capital to implement our business plans successfully. If we are not able to raise sufficient capital through the sale of equity or debt, we may not be able to successfully implement our business plan.

Results of Operations

We realized revenue of $1,000 from commission for the three months ended March 31, 2003 as compared to $18,632 for the period ending March 31, 2002, a decrease of 94.6%. Decreased revenue was mainly attributed to terminated operations in 2003.


Expenses for professional services increased by 26.5% from 4,875 to 6,168 from the quarter ended March 31, 2002 to the quarter ended March 31, 2003. The main reason for this increase was professional fees associated with legal and audit matters.

General and administrative expenses decreased by 98.9% to $433 in the three months ended March 31, 2003, as compared to $39,733 in the same period of the previous year. The decrease was also attributed to the terminated operation in 2003. The total expenses decreased by 85.6% to totaling $6,601 during the three-month period ending March 31, 2002. Our expenses for the quarter ended March 31, 2002 were $45,886. Decreased expenses were also attributed to the terminated sales and operation in 2003.

We had a net loss of $5,601 for the three-month period ending March 31, 2003 compared to a net loss of $27,254 for the period ending March 31, 2002.

Plan of Operations

On June 11, 2003, Anthony Genova, Jr., Lawrence Genova, William Quinn, Joseph Marks, Mark Makropoplous, (collectively, "Sellers"), the former majority stockholders and officers and directors of Carsunlimited.com, Inc. entered into a share purchase agreement (the "Share Purchase Agreement") with ODC Partners, LLC ("ODC") which was consummated on June 13, 2003. Pursuant to the Share Purchase Agreement, ODC purchased 19,931,000 shares of the Company's common stock, par value $.001 per share owned by the Sellers for an aggregate purchase price of $69,793.00. Now ODC owns 76% of the outstanding shares of the registrant and is considered the controlling entity.

In connection with the transaction, the Company's principal executive offices are now located at 444 Madison Avenue, 18th Floor, New York, New York 10022.

As contemplated by the Share Purchase Agreement, signed on June 13, 2003, by action of the board of directors of the Company (the "Board"), the number of persons comprising the Board was increased from five persons to six persons. As a result of this action, and the Board resignations of Messrs. Marks, Makropolous, Quinn and Lawrence Genova on June 13, 2003, there then existed four vacancies on the Board. Anthony Genova, Jr., the remaining member of the Board, appointed Mr. Daniel Myers, as designee of ODC, to fill one of the vacancies. In addition, also by action of the Board, the number of persons comprising the Board will be decreased to one (1) person, effective ten days following the mailing of an Information Statement to all stockholders of the Company in compliance with Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1. At that time, the Board resignation of Anthony Genova, Jr. will become effective. As part of the agreement, Anthony J. Genova, Jr. resigned and converted $100,000 of accrued salaries due to him into 100,00 shares of Common Stock. As of June 13, 2003, the sole director and executive officer of the company will be Daniel Myers.

Liquidity and Capital Resources

Since inception, we have used more cash than we have generated. Because of the continued need for working capital to fund the business, we expect to experience negative operating cash flow for the foreseeable future.

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


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

Changes in Internal Controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings
None

ITEM 2. Changes in Securities
There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

There have been no dividends declared.

ITEM 3. Defaults Upon Senior Securities
None

ITEM 4. Submission of Matters to Vote of Security Holders
None

ITEM 5. Other Information
None

ITEM 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

1. There were no reports filed on a Form 8-K for the third quarter ended March 31, 2003.

2. On June 13, 2003, we filed form 8-k regarding changes in the control of registrant.


                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CARSUNLIMITED


By: /s/ Daniel Myers
CEO, President and Director
Dated: July 10, 2003


                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                 MARCH 31, 2003

CERTIFICATIONS

I, Daniel Myers, Chief Executive Officer of the registrant, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of International Assets Holding Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):



     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 10, 2003
By: /s/ Daniel Myers
Chief Executive Officer



I, Daniel Myers, Chief Financial Officer of the registrant, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of International Assets Holding Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


(6) The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 10, 2003
By: /s/ Daniel Myers
Chief Financial Officer
































                                       15