Form 10QSB
period 2003-06-30
CARSUNLIMITED COM INC
filed 2003-08-15
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to ______________

                        Commission file number 000-28195

                             CARSUNLIMITED.COM, INC.
        (Exact name of small business issuer as specified in its charter)

        Nevada                                          11-3535204
     ------------                                     -------------
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



                             CARSUNLIMITED.COM, INC.
                              INDEX TO FORM 10-QSB

Contents                                                              PAGE

PART I.  FINANCIAL INFORMATION                                          1

ITEM 1: Condensed Unaudited Financial Statements                        1

Balance Sheet - June 30, 2003 (Unaudited)                               1

Statements of Operations for the Six Months Ended June 30, 2003
 and 2002 and from inception on
 March 7, 2000 to June 30, 2003 (Unaudited)                             2

Statements of Operations for the Three Months Ended June 30, 2003
 and 2002 and from inception on March 7, 2000 to
 June 30, 2003 (Unaudited)                                              4

Statements of Cash Flows Operations for the Six Months
 Ended June 30, 2003 and 2002 and from inception on
 March 7, 2000 to June 30, 2003 (Unaudited)                             5

Notes to Condensed Unaudited Financial Statements                       7

ITEM 2:  Management Discussion and Analysis                            10

ITEM 3:  Controls and Procedures                                       12

PART II. OTHER INFORMATION

ITEM 1:  Legal Proceedings                                             12

ITEM 2:  Changes in Securities                                         13

ITEM 3:  Defaults Upon Senior Securities                               13

ITEM 4: Submission of Matters to Vote of Security Holders              13

ITEM 5: Other Information                                              13

ITEM 6: Exhibits and Reports on Form 8-K                               14

Signatures                                                             14

Certifications                                                         15


PART I.  FINANCIAL INFORMATION

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  JUNE 30, 2003
                                  (UNAUDITIED)

                                     ASSETS

                                                               2003

  Cash                                                  $      2,050
                                                            --------

  Total Current Assets                                         2,050


  Total Assets                                           $     2,050
                                                            ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Account payable and accrued expenses                        74,844
  Notes payable-convertible                                   15,050
                                                            --------

  Total Current Liabilities                                   89,894

  Stockholders' Equity (Deficit):
  Common stock, $0.001 par value;
    50,000,000 shares  authorized and 26,525,000 shares
    issued and outstanding                                    26,825
  Additional paid-in capital                                 596,158
 (Less) subscriptions receivable                            (    200)
  Deficit accumulated during the development stage          (710,627)
                                                             -------

  Total Stockholders' Deficit                             (   87,844)
                                                           ---------
 Total Liabilities and Stockholders' Deficit             $     2,050
                                                           =========

             See notes to condensed unaudited financial statements.
                                                                       1




                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                 AND INCEPTION ON MARCH 7, 2000 TO JUNE 30, 2003
                                  (UNAUDITIED)


                                                               From Inception
                                       Six Months Ended        March 7, 2000 to
                                            June 30               June 30 ,
                                       2003        2002             2003
                                       ----        ----             ----

Revenues:
Sales Commissions                 $    1,600    $ 37,912      $    309,664
                                    --------     -------        ----------

Total Revenue                          1,600      37,912           309,664

Costs and Expenses:
Professional fees                      8,761      13,410           431,771
Salaries                                   -           -           268,965
Commissions                                -         220            71,717
General and administrative             1,933      62,374           362,640
                                    --------      ------        ----------

 Total Costs and Expenses             10,694      76,004         1,135,093
                                     -------      ------         ---------

Operating Loss                    (    9,094)    (38,092)        (825,429)

Other income:
Interest income                            -           -              213
                                  ----------  ----------       ----------

Loss before extraordinary gain    (    9,094)    (38,092)        (825,216)
Extraordinary gain:
Gain from extinguishment of debt     114,490           -          114,490
                                     -------      ------         --------


Net gain (loss)                    $ 105,396    $(38,092)     $ ( 710,726)
                                     =======      ======          =======





                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                 AND INCEPTION ON MARCH 7, 2000 TO JUNE 30, 2003
                                  (UNAUDITIED)
                                   (CONTINUED)


Earnings per common share:

Income from operation             $ ( 0.00)      $ (0.00)          $ (0.03)
Extraordinary gain                    0.00             -                 -
                                      ----          ----            ------

Net income                       $    0.00       $ (0.00)          $ (0.03)
                                      ====          ====              ====

Weighted average common shares  26,525,000     6,530,000        25,383,000
                                ==========     =========        ==========


See notes to condensed unaudited financial statements.




                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                 AND INCEPTION ON MARCH 7, 2000 TO JUNE 30, 2003
                                  (UNAUDITIED)



                                                      Three Months Ended
                                                          June 30
                                                  2003               2002
                                                  ----               ----

Revenues:
Sales Commissions                             $     600          $  19,280
                                                -------             ------

Total Revenue                                       600             19,280

Costs and Expenses:
Professional fees                                 2,593              8,535
Salaries                                              -                  -
Commissions                                           -                  -
General and administrative                        1,500             21,583
                                                -------             ------

 Total Costs and Expenses                         4,093             30,118
                                               --------             ------

Operating Loss                                 (  3,493)         (  10,838)

Extraordinary gain:
Gain from extinguishment of debt                114,490                  -
                                                -------            -------

Net gain (loss)                              $  110,997        $ (  10,838)
                                                =======           ========

Earnings per common share:

Income from operation                        $ (   0.00)       $ (    0.00)
Extraordinary gain                                 0.00                  -
                                                   ----           --------

Net income                                         0.00           (   0.00)
                                                  =====               ====

Weighted average common shares               26,525,000         26,530,000
                                             ==========         ==========


See notes to condensed unaudited financial statements.


                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                 AND INCEPTION ON MARCH 7, 2000 TO JUNE 30, 2003
                                  (UNAUDITIED)

                                                                 From Inception
                                            Six Months Ended    March 7, 2000 to
                                                June 30,             June 30 ,
                                            2003        2002           2003
                                            ----         ----           ----

Cash Flows From Operating Activities:
 Net loss (gain)                          $ 105,396    $ (38,092)    $ (710,726)
Adjustments to reconcile net loss to
  net cash used in Operating Activities:
Depreciation and Amortization                     -          358          3,311
Write down of fixed assets                        -            -          6,367
Stock issued for services                         -            -        327,350
Services provided for donated shares              -            -         40,000
Changes in Operating Current Assets
   and Liabilities
Accounts payable and accrued expenses     (   8,761)      32,708         80,768
Decrease in payroll tax payable           (   1,086)           -       (  3,505)
Decrease in loan payable to shareholders  (   2,419)           -         (2,419)
Salaries payable - officer                ( 109,490)           -         20,090
Security deposits                               322            -              -
                                           --------      -------         ------

Net cash provided by (Used in)
  Operating Activities                    (  16,038)    (  5,026)      (238,764)
Cash Flows used in Investing Activities
Purchase of equipment                             -            -         (9,678)
                                           --------      -------        -------

Cash (Used) in Investing Activities               -            -         (9,678)
                                           --------      -------          -----

Cash Provided by Financing Activities
Common stock                                     --           --        194,550
Notes payable convertible                    15,050           --         15,050
Additional paid-in capital                    3,038           --         40,892
Contributed capital                              --        3,869             --
Loans payable shareholders                       --          919             --
                                          ---------      -------        -------

Net cash provided by (Used in)
 Financing Activities                        18,088        4,788        250,492
                                          ---------      -------        -------

See notes to condensed unaudited financial statements.


                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                 AND INCEPTION ON MARCH 7, 2000 TO JUNE 30, 2003
                                  (UNAUDITIED)
                                   (CONTINUED)


                                                                 From Inception
                                        Six Months Ended       March 7, 2000 to
                                             June 30                June 30 ,
                                               2003           2002         2003
                                               ----           ----         ----

Net increase in cash                          2,050         (238)         2,050

Cash at beginning of period                       -          238              -
                                              -----         ----          -----

Cash at end of period                       $ 2,050       $   --        $ 2,050
                                              =====        =====          =====

See notes to condensed unaudited financial statements.





                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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

NATURE OF OPEATIONS

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




                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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




                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148--Accounting for Stock-Based Compensation--Transition, and Disclosure. This SFAS amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for entities electing the fair value based method of accounting for stock-based employee compensation. This SFAS also requires additional and more prominent disclosure related to accounting methods used for stock -based employee compensation and pro forma amounts related to any period accounted for under the intrinsic method of Opinion 25. The Company will continue its policy to utilize APB 25 for the treatment of its stock- based compensation. The Company has evaluated the provisions of SFAS 148 and determined that it does not have any material impact on the Company.

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

The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee. This is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company has evaluated the provisions of Interpretation and determined that it does not have any material impact on the Company. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation addresses the consolidation of variable interest entities. The Company has evaluated the provisions of Interpretation No. 46 and determined it does not have any significant interests in any variable interest entities.



                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                  JUNE 30, 2003

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

We offer new and used car classified advertising as well as products such as automotive warranties. We currently have one revenue stream, which is derived from our Internet site.

Analysis of Financial Condition.

As of June 30, 2003, we had cash reserves of $ 2,050 and no other liquid assets or resources. From December 31, 2002 our cash had increased by $2,050, which is mainly provided by paid-in capital. On June 30 we had total current liabilities of $89,894 compared with $210,055 on December 31, 2002. We will need additional capital to implement our business plans successfully. Our majority shareholder ODC Partners, LLC has agreed to provide a $100,000 line of credit to finance our operations.

Results of Operations

Six Months Ended June 30, 2003 and 2002

We realized revenue of $ 1,600 from commission for the six months ended June 30, 2003 as compared to $37,912 for the period ending June 30, 2002; a decrease of 96%. Decreased revenue was mainly attributed to terminated operations in 2003.

Expenses for professional services decreased by 35% from $13,410 to $8,761 for the six months ended June 30, 2002 as compared to the six months ended June 30, 2003. The main reason for this decrease was professional fees associated with legal and audit matters.

General and administrative expenses decreased by 97% to $1,933 in the six months ended June 30, as compared to $62,374 in the six months ended June 30, 2002. The total expenses decreased by 86% to $10,694 during the six-month period ending June 30, 2003, from $76,004 in 2002. Decreased expenses were also attributed to the terminated sales and operations in 2003.

We had a net gain of $ 105,396 for the six-month period ending June 30, 2003 compared to a net loss of $ 38,092 for same period last year. The gain is mainly attributed to the previous officer and majority shareholder of the Company accepting 100,000 shares of common stock, valued at $300 ($0.003 per share), in exchange for $114,790 of salaries payable to him. Also, the Company agreed to pay 500,000 shares to Anthony Murator for the legal services valued at $1,500 ($0.003 per share).

Three Months Ended June 30, 2003 and 2002

We realized revenue of $600 from commission for the quarter ended June 30, 2003 as compared to $19,280 for the quarter ending June 30, 2002, a decrease of 97%. Decreased revenue was mainly attributed to discontinued operations in 2003.

Expenses for professional services decreased by 70% from $8,535 to $2,593 for the three months ended June 30, 2002 as compared to the three months ended June 30, 2003. The main reason for this decrease was professional fees associated with legal and audit matters.

General and administrative expenses decreased by 93% from $21,583 in the three months ended June 30, 2002 as compared to $1,500 in the three months ended June 30, 2003. The total expenses decreased by 86% to $4,093 during the three-month period ending June 30, 2003 as compared to $30,118 in 2002. Decreased expenses were because of limited operation in 2003.

We had a net gain of $ $110,997 for the three-month period ending June 30, 2003 compared to a net loss of $ 10,838 for same period last year. The gain is mainly attributed to extraordinary income from the extinguishments of debt. A previous officer and majority shareholder of the company had accepted 100,000 shares of common stock, valued at $300 in exchange for $114,790 of salaries payable to him.


Plan of Operations

On June 11, 2003, Anthony Genova, Jr., Lawrence Genova, William Quinn, Joseph Marks, Mark Makropoplous, (collectively, "Sellers"), the former majority stockholders and officers and directors of Carsunlimited.com, Inc. entered into a share purchase agreement (the "Share Purchase Agreement") with ODC Partners, LLC ("ODC") which was consummated on June 13, 2003. Pursuant to the Share Purchase Agreement, ODC purchased 19,931,000 shares of the Company's common stock, par value $.001 per share owned by the Sellers for an aggregate purchase price of $69,793 or $.03 per share. Now ODC owns 76% of the outstanding shares of the registrant and is considered the controlling entity.

In connection with the transaction, the Company's principal executive offices are now located at 444 Madison Avenue, 18th Floor, New York, New York 10022.

As contemplated by the Share Purchase Agreement signed on June 13, 2003, by action of the Board of Directors of the Company (the "Board"), the number of persons comprising the Board was increased from five persons to six persons. As a result of this action, and the Board resignations of Messrs. Marks, Makropolous, Quinn and Lawrence Genova on June 13, 2003, there existed four vacancies on the Board. Anthony Genova, Jr., the remaining member of the Board, appointed Mr. Daniel Myers, as designee of ODC, to fill one of the vacancies. In addition, also by action of the Board, the number of persons comprising the Board will be decreased to one (1) person, effective ten days following the mailing of an Information Statement to all stockholders of the Company in compliance with Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1. At that time, the resignation of Anthony Genova, Jr. from the Board will become effective. As part of the agreement, Anthony J. Genova, Jr. resigned and converted $100,000 of accrued salaries due to him into 100,00 shares of Common Stock. As of June 13, 2003, Daniel Myers became the sole director and executive officer of the company.

Liquidity and Capital Resources

Since inception, we have used more cash than we have generated. Because of the continued need for working capital to fund the business, we expect to experience negative operating cash flow for the foreseeable future.

On June 30, 2003, we had a working capital deficit of $87,844 and the total stockholders' deficit of $87,844.

In June 2003, ODC Partners, LLC, our majority shareholder, lent us $15,000 in exchange for a convertible note payable that bears 4% interest and matures in 4 years. Also, on July 1, 2003, ODC Partners, LLC.entered into a Revolving Convertible Credit Agreement with us that requires ODC to lend the Company up to $100,000 during the credit period. The loan will be evidenced by a promissory note bearing interest at the rate of prime plus 2% and is due and payable on June 30, 2004. The loans are convertible, at the option of ODC Partners, into common stock of the Company at the rate of $.01 per share. 12 We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this quarterly report.

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

ITEM 3. Defaults Upon Senior Securities None

ITEM 4. Submission of Matters to Vote of Security Holders
None

ITEM 5. Other Information
None

ITEM 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

1. On June 13, 2003, we filed form 8-k regarding changes in the control of the registrant.


                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CARSUNLIMITED


By: /s/ Daniel Myers
CEO, President and Director
Dated: August 11, 2003



                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                  JUNE 30, 2003

CERTIFICATIONS

I, Daniel Myers, Chief Executive Officer of the registrant, certifies that:

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

Dated: August 11, 2003
By: /s/ Daniel Myers
Chief Executive Officer






I, Daniel Myers, Chief Financial Officer of the registrant, certifies that:

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

Dated: August 11, 2003
By: /s/ Daniel Myers
Chief Financial Officer
























                                       18

                             CARSUNLIMITED.COM, INC


EXHIBIT 99(a)

     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Carsunlimited.com, Inc (the "Company") on Form 10-QSB of the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Daniel Myers, President and Chairman of the Board of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   August 11, 2003



/s/ Daniel Myers
President, Chief Executive Officer,
Chairman of the Board and Director
Chief Financial Officer



A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.