Form 10KSB/A
period 2002-12-31
CARSUNLIMITED COM INC
filed 2003-08-19
CIK 1118159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB/A
(MARK  ONE)

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




Van Buren & Hauke, LLC, CPA's
63 Wall Street
New York, NY 10005
212-344-3600 (Telephone)
212-344-3834 (Facsimile)

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

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

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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