Form 10QSB
period 2003-09-30
CARSUNLIMITED COM INC
filed 2003-11-13
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2003

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ______________ to ______________

                        Commission file number 000-28195

                             CARSUNLIMITED.COM, INC.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                          11-3535204
--------------------------------------------------------------------------------
           (State of Incorporation) (IRS Employer Identification No.)


            444 Madison Avenue, 18th Floor, New York, New York 10022
                    (Address of principal executive offices)

                                  212-308-2233
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 26,525,000


                             CARSUNLIMITED.COM, INC.
                              INDEX TO FORM 10-QSB

Contents

PART I.  FINANCIAL INFORMATION

ITEM 1: Condensed Unaudited Financial Statements

Balance Sheet - September 30, 2003 (Unaudited) and December 31, 2002

Statements of Operations for the Nine Months Ended September 30, 2003 and 2002 and from inception on March 7, 2000 to September 30, 2003 (Unaudited)

Statements of Operations for the Three Months Ended September 30, 2003 and 2002

Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002

 Notes to Condensed Unaudited Financial Statements

ITEM 2: Management Discussion and Analysis

ITEM 3: Controls and Procedures

PART II. OTHER INFORMATION

ITEM 1:  Legal Proceedings

ITEM 2:  Changes in Securities

ITEM 3:  Defaults Upon Senior Securities

ITEM 4: Submission of Matters to Vote of Security Holders

ITEM 5: Other Information

ITEM 6: Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I.  FINANCIAL INFORMATION
ITEM 1. CONDENSED UNAUDITED FINANCIAL STATEMENTS

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                    September 30, 2003 and December 31, 2002

                                     ASSETS


                                              (Unaudited)           (Audited)
                                              September 30         December 31
                                                     2003              2002
                                               ----------           ---------


 Cash                                         $     1,015           $       --
                                               ----------           ---------
   Total Current Assets                             1,015                  --
 Security deposits                                     --                 322
                                               ----------           ---------

 Total Assets                                 $     1,015           $     322
                                               ==========           =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Account payable and accrued expenses              64,948              84,692
 Salaries payable                                      --             109,490
 Loans payable Shareholder                             --               2,417
 Notes payable-convertible                         23,050                  --
                                                ---------          ----------

 Total Current Liabilities                         87,998             196,599

 Stockholders' Equity (Deficit):
 Common stock, $0.001 par value;
  50,000,000 shares  authorized and
  26,525,000 shares issued
  and outstanding                                  26,825              26,525
 Additional paid-in capital                       596,257             593,520
 (Less) subscriptions receivable               (      200)          (     200)
 Deficit accumulated during
   the development stage                         (709,865)          ( 816,122)
                                               ----------           ---------

 Total Stockholders' Deficit                   (   86,983)          ( 196,277)
                                                ---------           ---------

 Total Liabilities and Stockholders' Deficit  $     1,015         $       322
                                                =========           =========

See notes to condensed unaudited financial statements.


                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
              AND INCEPTION ON MARCH 7, 2000 TO SEPTEMBER 30, 2003
                                  (UNAUDITIED)


                                                                 From Inception
                                             Nine Months Ended  March 7, 2000 to
                                                September 30      September 30 ,
                                              2003          2002       2003
                                              ----          ----       ----

Revenues:
Sales Commissions                        $    2,000     $ 39,717   $    310,064
                                           --------      -------     ----------

Total Revenue                                 2,000       39,717        310,064

Costs and Expenses:
Professional fees                             8,761       17,713        431,771
Salaries                                        400        1,058        269,365
Commissions                                     232          220         71,949
General and administrative                    3,840       69,031        364,547
                                            -------       ------     ----------

 Total Costs and Expenses                    13,233       88,022      1,137,632
                                            -------       ------      ---------

Operating Loss                           (   11,233)     (48,305)      (827,568)

Other income:
Interest income                                  --           --            213
                                         ----------   ----------   ------------

Loss before extraordinary gain           (   11,233)     (48,305)      (827,355)
Extraordinary gain:
Gain from extinguishments of debt           117,490       _____-       _117,490
                                           --------       ------       --------


Net loss                                 $  106,257    $ (48,305)   $ ( 709,865)
                                            =======       ======        =======



                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
              AND INCEPTION ON MARCH 7, 2000 TO SEPTEMBER 30, 2003
                                  (UNAUDITIED)
                                   (CONTINUED)


Earnings per common share:

Income from operation             $  ( 0.00)        $ (0.00)      $ (0.03)
Extraordinary gain                     0.00               -             -
                                       ----           -----         -----

Net income                        $    0.00         $ (0.00)      $ (0.03)
                                       ====            ====          ====

Weighted average common shares     26,525,000      26,525,000      25,480,587
                                   ==========      ==========      ==========


See notes to condensed unaudited financial statements.



                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITIED)


                                                    Three Months Ended
                                                        September 30
                                                2003                  2002
                                             -------------------------------
Revenues:
Sales Commissions                            $     400            $   1,805
                                               -------             --------

Total Revenue                                      400                1,805

Costs and Expenses:
Professional fees                                    -                4,303
Salaries                                           400                1,058
Commissions                                        232                    -
General and administrative                       1,907                6,657
                                              --------             --------

 Total Costs and Expenses                        2,539               12,018
                                              --------             --------

Operating Loss                                (  2,139)            ( 10,213)

Other income:
Interest income                                     --                    -
                                             ---------             --------

Loss before extraordinary gain                 ( 2,139)            ( 10,213)

Extraordinary gain:
Gain from extinguishments of debt                3,000                    -
                                              --------           ----------

Net gain (loss)                            $       861         $ (   10,213)
                                              ========            =========

Earnings per common share:

Income from operation                      $ (   0.00)          $ (    0.00)
Extraordinary gain                               0.00                     -
                                               -------              --------

Net income                                       0.00              (   0.00)
                                               =======              ========

Weighted average common shares              26,525,000            26,525,000
                                            ==========            ==========

See notes to condensed unaudited financial statements.



                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
              AND INCEPTION ON MARCH 7, 2000 TO SEPTEMBER 30, 2003
                                  (UNAUDITIED)

                                                                From Inception
                                            Nine Months Ended  March 7, 2000 to
                                                September 30,    September 30 ,
                                              2003         2002          2003
                                              ----         ----          ----
Cash Flows From Operating Activities:
 Net loss (gain)                           $  106,257    $ (48,305)   $(709,865)
Adjustments to reconcile net loss to
  net cash used in Operating Activities:
Depreciation and Amortization                       -          358        3,311
Gain from extinguishments of debt           ( 117,490)           -            -
Write down of fixed assets                          -            -        6,377
Stock issued for services                           -            -      347,440
Services provided for donated shares                -            -       40,000
Changes in Operating Current Assets
   and Liabilities:
Accounts payable and accrued expenses       (  17,298))     11,697    (  47,678)
Payroll tax payable                               254     (  4,705)         254
Loan payable to shareholders                (   2,417)           -    (   2,417)
Salaries payable - officer                      5,300            -      114,780
Security deposits                                 322            -            -
                                          -----------   ----------     ---------

Net Cash Provided by (Used in)
  Operating Activities                     (   25,072)  (   40,955)   ( 247,798)
Cash Flows used in Investing Activities
Purchase of equipment                              --           --    (   9,678)
                                           ----------   ----------    ----------

Cash (Used) in Investing Activities                --          --     (   9,678)
                                           ----------   ---------     ----------

Cash Provided by Financing Activities
Common stock                                      300          --       194,850
Notes payable convertible                      23,050                    60,904
Additional paid-in capital                      2,737          --         2,737
Contributed capital                                --           --           --
Loans payable shareholders                         --       40,088           --
                                          -----------    ---------     --------
Net Cash Provided by (Used in)
 Financing Activities                          26,087       40,088      258,491
                                          -----------    ---------     --------

See notes to condensed unaudited financial statements.


                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
              AND INCEPTION ON MARCH 7, 2000 TO SEPTEMBER 30, 2003
                                  (UNAUDITIED)
                                   (CONTINUED)


                                                                 From Inception
                                        Nine Months Ended       March 7, 2000 to
                                            September 30          September 30 ,
                                        2003          2002           2003
                                        ----          ----           ----

Net decrease in cash                 $ 1,015        $ (867)      $  1,015

Cash at beginning of period                -           867             --
                                       -----         -----         -------

Cash at end of period                $ 1,015       $    --       $  1,015
                                       =====         =====          =====

See notes to condensed unaudited financial statements.


                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 1. BASIS OF PRESENTATION

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

NOTE 2. NATURE OF OPEATIONS

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




                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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



                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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


                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE 4. SUBSEQUENT EVENTS

On November 6, 2003, the Company granted Anthony Genova, Jr. a member of the Board of Directors an option to purchase 100,000 shares of common stock of the Company for $0.001 per share for his services as a member of the Board of Directors since June 13, 2003.

On November 6, 2003, ODC Partners, LLC converted its $15,000 loan dated June 20, 2003, into 1,500,000 shares of common stock of the Company and converted its $8,000 loan dated August 13, 2003, into 800,000 shares of common stock of the Company.




                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                               SEPTEMBER 30, 2003

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

Analysis of Financial Condition.

As of September 30, 2003, we had cash reserves of $ 1,015 and no other liquid assets or resources. From December 31, 2002 our cash had increased by $1,015, which is mainly provided by convertible notes payable. On September 30 we had total current liabilities of $87,998 compared with $196,599 on December 31, 2002. We will need additional capital to implement our business plans successfully. Our majority shareholder ODC Partners, LLC has provided us with $100,000 line of credit to finance our operations.

Results of Operations

Nine Months Ended September 30, 2003 and 2002

We realized revenue of $ 2,000 from commission for the nine months ended September 30, 2003 as compared to $39,717 for the period ending September 30, 2002; a decrease of 95%. Decreased revenue was mainly attributed to terminated operations in 2003.

Expenses for professional services decreased by 35% from $17,713 to $8,761 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. The main reason for this decrease was professional fees associated with legal and audit matters.

General and administrative expenses decreased by 94% to $3,840 in the nine months ended September 30, 2003 as compared to $69,031 in the nine months ended September 30, 2002. The total expenses decreased by 85% to $13,233 during the nine-month period ending September 30, 2003, from $88,022 in 2002. Decreased expenses were also attributed to the terminated sales and operations in 2003.

We had a net gain of $106,257 for the nine-month period ending September 30, 2003 compared to a net loss of $48,305 for same period last year. The net gain was the result of reduction in salaries and professional fees payable. The gain from reduction of liability is mainly attributed to the previous officer and former majority shareholder of the Company accepting 100,000 shares of common stock, valued at $300 ($0.003 per share), in exchange for $114,790. The audit fees payable was also reduced by $3,000 and paid off with the agreement of previous auditors. Also, the Company agreed to pay 500,000 shares to Anthony Muratore for the legal services valued at $1,500 ($0.003 per share).

Three Months Ended September 30, 2003 and 2002

We realized revenue of $400 from commission for the quarter ended September 30, 2003 as compared to $1,805 for the quarter ending September 30, 2002, a decrease of 78%. Decreased revenue was mainly attributed to discontinued operations in 2003.

Expenses for professional services decreased by 100% from $4,303 to zero for the three months ended September 30, 2002 as compared to the three months ended September 30, 2003. The main reason for this decrease was professional fees associated with legal and audit matters.

General and administrative expenses decreased by 71% from $6,657 in the three months ended September 30, 2002 as compared to $1,907 in the three months ended September 30, 2003. The total expenses decreased by 79% to $2,539 during the three-month period ending September 30, 2003 as compared to $12,018 in 2002. Decreased expenses were because of limited operation in 2003.

We had a net gain of $ $861 for the three-month period ending September 30, 2003 compared to a net loss of $ 10,213 for same period last year. The gain is mainly attributed to extraordinary income of $3,000 from the extinguishments of debt to previous auditors.

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

As contemplated by the Share Purchase Agreement signed on June 13, 2003, by action of the Board of Directors of the Company (the "Board"), the number of persons comprising the Board was increased from five persons to six persons. As a result of this action, and the Board resignations of Messrs. Marks, Makropolous, Quinn and Lawrence Genova on June 13, 2003, there existed four vacancies on the Board. Anthony Genova, Jr., the remaining member of the Board, appointed Mr. Daniel Myers, as designee of ODC, to fill one of the vacancies. In addition, also by action of the Board, the number of persons comprising the Board will be decreased to one (1) person, effective ten days following the mailing of an Information Statement to all stockholders of the Company in compliance with Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1. At that time, the resignation of Anthony Genova, Jr. from the Board as an officer will become effective. As part of the agreement, Anthony J. Genova, Jr. resigned and converted $114,790 of accrued salaries due to him into 100,00 shares of Common Stock. As of June 13, 2003, Daniel Myers became the sole executive officer of the company.

Liquidity and Capital Resources

Since inception, we have used more cash than we have generated. Because of the continued need for working capital to fund the business, we expect to experience negative operating cash flow for the foreseeable future. The Cash outflows from operations were $25,072 as compared to $40,955, loans from shareholders provided $26,087 and $40,088 in nine months ended September 30, 2003 as compared to 2002, respectively.

On September 30, 2003, we had a working capital deficit of $86,983 and the total stockholders' deficit of $86,983.

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

On August 13, 2003, ODC Partners, LLC loaned the Company $8,000 pursuant to the terms of the Revolving Convertible Credit Agreement dated July 1, 2003. The Loan is convertible into common stock of the Company at the option of ODC Partners, LLC at the rate of $0.01 per share.

On November 6, 2003, the Company granted Anthony Genova, Jr. a member of the Board of Directors an option to purchase 100,000 shares of common stock of the Company for $0.001 per share for his services as a member of the Board of Directors since June 13, 2003.

On November 6, 2003, ODC Partners, LLC converted its $15,000 loan dated June 20, 2003, into 1,500,000 shares of common stock of the Company and converted its $8,000 loan dated August 13, 2003, into 800,000 shares of common stock of the Company.

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


CARSUNLIMITED

By: /s/ Daniel Myers
CEO, President and Director
Dated: November 10, 2003


                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                               SEPTEMBER 30, 2003

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

Dated: November 10, 2003
By: /s/ Daniel Myers
Chief Executive Officer

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

Dated: November 10, 2003
By: /s/ Daniel Myers
Chief Financial Officer


                             CARSUNLIMITED.COM, INC


                                 EXHIBIT 99(a)

     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Carsunlimited.com, Inc (the "Company") on Form 10-QSB of the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Daniel Myers, President and Chairman of the Board of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   November 10, 2003

/s/ Daniel Myers
President, Chief Executive Officer,
Chairman of the Board and Director
Chief Financial Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.