Form 10KSB
period 2003-12-31
CARSUNLIMITED COM INC
filed 2004-03-30
CIK 1118159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-KSB
(MARK  ONE)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

 [ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ______________ TO _____________
                        COMMISSION FILE NUMBER 000-28195

                             CARSUNLIMITED.COM, INC.

                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEVADA                                          11-3535204
  -----------------------------------                         ----------
  (STATE  OR  OTHER  JURISDICTION  OF                      (I.R.S.  EMPLOYER
  INCORPORATION  OR  ORGANIZATION)                        IDENTIFICATION  NO.)

                         444 MADISON AVENUE, 18TH FLOOR
                            NEW YORK, NEW YORK 10022
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 308-2233

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

                                      NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer had revenues of $2,339 for its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates of the registrant, as of March 11,2004, was $73,940(computed by reference to the closing sale price of the Common Stock on March 11, 2004 that was $0.10.

The number of shares issued and outstanding of the registrant's Common Stock, $.001 par value is 29,625,000 (as of March 11, 2004).



                             CARSUNLIMITED.COM, INC.

                          2003 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS



PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Item 6. Management's  Discussion and Analysis of Financial
         Condition and Results of Operations

Item 7. Financial Statements and Supplementary Data

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
Item 9. Directors and Executive Officers of the Registrant

Item 10. Executive Compensation

Item 11. Security  Ownership of Certain  Beneficial
          Owners and  Management and Related Stockholder Matters

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits,  Financial Statement Schedules and
          Reports on Form 8K

Item 14. Controls and Procedures

Item 15. Principal accounting fees and services

         Certifications



                                     PART I

              Preliminary Note Regarding Forward-Looking Statements

The following items contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the expectations or beliefs of CarsUnlimited.Com, Inc. (we, us, our, the Company), including, but not limited to, statements regarding our seeking to consummate a sale and /or a business combination with a profitable privately owned company and the sufficiency of the Company's cash and financial resources to support the cost of developing such new relationships as well as for its other ongoing liquidity and capital resource needs. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate," "continue," "project," "target," or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The accompanying information contained herein, including, without limitation, the information set forth under the headings "Management's Discussion and Analysis or Plan of Operation," and "Business," identifies important factors that could cause such differences. These forward-looking statements are further qualified by important factors that could cause actual events to differ materially from those in such forward-looking statements. Such factors include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.


ITEM 1. BUSINESS

In this report, references to the "Cars", "we", "us" and "our" refer to CarsUnlimited.Com, Inc., a Nevada corporation.

COMPANY OVERVIEW

CarsUnlimited.Com, Inc. was incorporated in the State of Nevada on March 7, 2000. As of June 13, 2003, our corporate address was 444 Madison Avenue, 18th floor, New York, NY 10022. The Company's telephone number is 212-308-2233. Web address is http://www.carsunlimited.com. We are a development stage company. Our goal was to provide our users with the ability to search a database that contains detailed information about the automobile industry, new and used car sales as well as a parts database and extended warranty information from around the world. Our service was intended to offer Internet users a quick and easy way to search for automobile related needs according to their interests via the Internet. Even though our business has been curtailed our website is still operational.


Business Development


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


In December 2001, we determined that the expected revenues from operations would not be sufficient to meet operating expenses and we have been force to curtail operational until such time as we can consummate a sale and /or a business combination with a profitable privately owned company.

On June 13, 2003, Anthony Genova, Jr., William Quinn, Joseph Marks, Michael Makropoplous, (Collectively "Sellers"), The former majority stockholders and officers and directors of the Company, sold in the aggregate 19,931,000 shares of the Company's common stock, par value $.001 per share ("Common Stock") owned by the Sellers to ODC partners, LLC, for aggregate purchase price of $69,793. ODC now owns 76% of the outstanding shares of the registrants. ODC Partners, LLC intends to continue to maintain minimal operation through our website.

In connection with that commitment, ODC Partners, LLC on July 1, 2003, entered into a Revolving Convertible Credit Facility with the Company, which requires ODC to lend the Company up to $100,000 during the credit period. The loan will be evidenced by promissory note which bears interest at the rate of prime plus 2% and is due and payable on June 30,2003. The loans are convertible, at the option of ODC Partners into common stock of the Company at the rate of $.01 per share.

All funds used by ODC Partners to purchase the shares from Sellers were obtained from the working capital of ODC.

Lock Up Agreements

A "leak out agreement", was entered into by us with the entities stated below whereby the following shareholders have agreed that their shares which were registered on a Form SB-2, shall be held by our transfer agent and released to them on a pro rata basis of 10% each month until the shares are exhausted:

a.) Paul Greco Family Ltd., Partnership 735,000 shares: 73,500 shares per month for 10 months;

b.) The Greco Family Ltd., Partnership 735,000 shares: 73,500 shares per month for 10 months;

c.)  Nicholas Boscia 50,000 shares 5,000 shares per month for 10 months.

As of June 13, 2003, the shares listed as "locked-up" under the aforementioned "leak-out agreement", in the aggregate of 1,510,000 shares have not been physically delivered to the shareholders. However, all of such shares are included in the Company's calculation of its 29,625,000 shares of common stock currently outstanding.

Recent Significant Events- Transfer of Control

In connection with the June 11, 2003, share purchase agreement, the control of the Company was transferred to a new Director and officer and the Company's principal executive offices were relocated to 444 Madison Avenue, 18th Floor, New York, New York 10022.

Employees.

The Company presently has 1 part time employee, its President, Daniel Myers.

Transfer Agent.

The transfer agent for the shares of common stock is Olde Monmouth Transfer, 77 Memorial Parkway Ste. 2, Atlantic Highland, NJ 07716.


ITEM 2. PROPERTIES

Our corporate address was 10 Cedar Swamp Rd., Ste. 8, Glen Cove, New York 11542. Since June 13, 2003 our corporate address has changed to 444 Madison Avenue,
18th floor, New York, NY 10022. Our telephone number is 212-308-2233 and Internet Web address is http://www.carsunlimited.com. The Company does not have any policies regarding investments in real estate, securities or other forms of property. At present, the Company does not pay rent or have to use space at the Madison Avenue address.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved as a plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate any material liability as a result of such litigation. We are not involved in any current litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during 2003 to a vote of our security holders.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol "CAUL". The following table sets forth the range of high and low bid quotations of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions. Our common stock began trading on the OTC Bulletin Board on October 9, 2001 HIGH LOW First Quarter of 2002 NA NA Second Quarter of 2002 NA NA Third Quarter of 2002 NA NA Fourth Quarter of 2002 NA NA

First Quarter of 2003                NA                     NA
Second Quarter of 2003               NA                     NA
Third Quarter of 2003                NA                     NA
Fourth Quarter of 2003               NA                     NA

NA = Not available

                                SECURITY HOLDERS

As of December 31, 2003, there were 76 shareholders of record of the Company's Common Stock and there were 29,650,000 shares of our common stock outstanding. Such figure include: (1) an aggregate of 3,100,000 shares of our common stock that were authorized for issuance in December 2003, but were issued and physically delivered to their respective shareholders in January 2004; (2) a total of 1,510,000 shares that were issued under lockup and leak-out agreement. On March 11, 2004, the closing bid price of the Common Stock was $0.01 per share.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the expansion of our business and we do not expect to declare or pay any cash dividends in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

During the fourth quarter of the fiscal year ended December 31, 2003, we issued 3,100,000 unregistered securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations for the Fiscal Years Ended December 31, 2003 and 2002

CarsUnlimited.com's revenues for the year ended 2003 were $2,339 as compared to the year ended December 31, 2002 of $43,508, a decrease of $41,169 for the period. Revenues decreased by 95%. The reason was the substantial reduction in our activities and staff in 2003. This revenue also was in the form of sales commissions for the sale of products and services through our website. We have no cost of goods sold.

We had no research and development cost for either 2002 or 2003.

Salaries and related costs decreased from $1,058 for 2002 to $0 for 2003, a decrease of $1,058 (100%). The principal reason for decrease in salaries was reduced working time of the Company's president and direction of the management's efforts away from operations to finding a merger partner.

Professional fees decreased from $23,013 in 2002 to $10,878 in 2003, a decrease of $12,135 (53%). The professional fees were primarily in relation to the legal work associated with finding suitable merger partners, preparation and filing of the forms required by the SEC.

Commissions paid by us were $0 for the year 2003 as compared to the year 2002 of $220, a decrease of $220 or 100%. The Company reduced the service of outside sales persons in 2003.

Marketing, general and administrative expenses decreased from $77,858 for the year 2002 to $14,135 for the year 2003,a decrease of $63,723 or 82%. The principal reason was the reduced level of operations in 2003.

Total operating expenses decreased from $102,149 in the year 2002 to $25,012 in the year 2003, a decrease of $77,137 or 82% because of reduced operations.

The operating loss for the year 2003 was $13,122 as compared to the loss in 2002, which was $58,641, a decrease in the loss of $45,518 or 78%.

Results of operations for the Period from Inception, March 7,2000 to December 31, 2003

The revenues of the Company were $310,403 as compared to operating expenses of $1,149,411, resulting in a net operating loss of $839,008, and net loss of $829,244, over the period from inception to December 31, 2003. The reason for operating losses included the limited financial resources of the Company that constrained its efforts to publicize and promote its services in the Internet market.

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

Financial Condition For the years Ended December 31, 2003 and 2002

As of December 31, 2003, cash totaled $2,143 as compared to $0 at December 31, 2002. Cash used by operating activities was $20,857 in 2003 as compared to $38,721 in 2002. Net working capital deficit of the company was $65,187 in 2003 as compared to $196,277 in 2002.

We wrote down the cost of equipment by $6,366 due to impairment of the expected future cash flows of the equipment, in 2001.

Financial Condition From Inception to December 31, 2003

We used $243,583 of cash for our operations, from inception to December 31, 2003. A significant part of our operating expenses was not paid in cash. We issued 4,995,000 shares of common stock for $396,745 of services, issued 20,091,000 shares of common stock to our founders, accrued salaries of $109,480, and recorded accounts payable of $79,299.

As a part of an agreement to sell substantial portion of his shareholding interest in us, the previous officer and principal shareholder of the Company agreed to forgive $108,490 of Salaries and $ 2,417 of loans receivable from the Company, on June 13, 2003. The transaction resulted in a decrease of $110,907 in salaries payable and increase in additional paid in capital. Also, the officer received 100,000 shares of common stock valued at $1,000 in exchange for 100,000 in salaries payable to him.

We obtained $194,550 of cash through selling 2,239,000 shares and $37,854 from capital contribution from a shareholder and 23,000 from convertible notes payable. The notes payable were converted to 2,300,000 shares of common stock in December 2003.

We purchased $9,678 of equipment. The equipment is fully depreciated and written off, as of December 31, 2002.

Outlook

At this time we do not have the financial resources to attain profitable operations. On July 1, 2003, ODC Partners, LLC., our largest shareholder, entered into a Revolving Convertible Credit Facility with us, which requires ODC to lend us up to $100,000 during the credit period. The loan will be evidenced by promissory note which bears interest at the rate of prime plus 2% and is due and payable on June 30,2003. The loans are convertible, at the option of ODC Partners into common stock of Cars at the rate of $.01 per share.

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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
       FOR THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2003



                                TABLE OF CONTENTS


                                                                      PAGE NO.
                                                                      ---------
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT
FINANCIAL STATEMENTS

  Balance Sheet
  Statement of Operations

  Statement of Cash Flows

  Statement of Changes in Stockholders'  (Deficit)

  Notes to the Financial Statements




BLOOM & CO., LLP.50 CLINTON STREET. HEMPSTEAD.NEW YORK 11550.TEL: 516 - 486-5900
CERTIFIED PUBLIC ACCOUNTANTS                                 FAX: 516 - 486-5476

STEVEN BLOOM, CPA                                              MEMBER OF
FREDERICK PAUKER, CPA                                    AMERICAN INSTITUTE OF
SIROUSSE TABRIZTCHI, Ph.D. CPA                      CERTIFIED PUBLIC ACCOUNTANTS


                          Independent Auditors' Report

To the Board of Directors and
Shareholders of CarsUnlimited.Com, Inc.

We have audited the accompanying balance sheets of CarsUnlimited.Com, Inc. (a development stage enterprise) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of CarsUnlimited.Com, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of CarsUnlimited.Com, Inc. as of December 31, 2000 and for the period from March 7, 2000 (inception) to December 31, 2000 were audited by other auditors whose report dated February 3, 2001 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from inception (March 7, 2000) to December 31, 2000 reflect a net loss of $(53,718). Our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CarsUnlimited.Com, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Bloom and Company, LLP
Hempstead, New York
March 30, 2004




                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002


                                              2003               2002
                                             ------             ------
ASSETS
Cash                                        $ 2,143             $   -
                                              -----               ---

Total Current Assets                          2,143                 -

Equipment and furniture, net                      -                 -
Security deposits                                 -               322
                                              -----              ----

Total Assets                                $ 2,143             $ 322
                                              =====               ===


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Account payable and accrued expenses       $ 67,330          $ 84,692
Salaries payable                                  -           109,490
Loans Payable Shareholder                         -             2,417
                                            -------             -----

Total Current Liabilities                    67,330           196,599

Stockholders' (Deficit):

Common stock, $0.001 par value;
 50,000,000 shares authorized
 and 29,625,000 and 26,525,000
 shares issued and outstanding,
 on December 31, 2003 and 2002,
  respectively.                              29,625           26,525
Additional paid-in capital                  734,632          593,520
(Less) subscriptions receivable          (      200)       (     200)
(Deficit) accumulated during
  the development stage                  (  829,244)       ( 816,122)
                                           --------          -------

Total Stockholders' (Deficit)            (   65,187)       ( 196,277)
                                             ------          -------

Total Liabilities and Stockholders'
  (Deficit)                               $   2,143        $     322
                                              =====              ===

The accompanying notes are an integral part of the financial statements.





                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2003

                                                                    Inception
                                                                 March 7,2000 to
                                                                   December 31,
                                        2003             2002          2003
                                        ----             ----          ----
Revenues:
Sales Commissions                     $ 2,339          $43,508       $310,403
                                        -----           ------        -------

Net income                              2,339           43,508        310,403


Operating expenses:
Costs and Expenses:                                          -
Salaries and related taxes                  -            1,058        279,843
Professional fees                      10,878           23,013        423,010
Commissions                                 -              220         71,717
Marketing, general, z
 and administrative                    14,134           77,858        374,841
                                       ------          -------        -------

Total operating expenses               25,012          102,149      1,149,411
                                       ------          -------      ---------

Operating loss                       ( 22,673)         (58,641)      (839,008)

Other income or (expense)
Interest income                             -               20            213
                                       ------           ------         ------

Income (loss) before
 extraordinary items                  (22,673)         (58,621)      (838,795)
Gain from extinguishments, net          9,551                -          9,551
                                       ------           ------         ------


Net income(Loss)                      (13,122)         (58,621)      (829,244)

Provision for income taxes            (26,700)                        (26,700)
Tax benefit of loss
 Carryforward                          26,700                -         26,700
                                       ------           ------         ------

Net income(Loss)                    $ (13,122)        $(58,621)     $(829,244)
                                       ======           ======        =======

Basic and diluted
earnings per common share
Income (loss)before
 Extraordinary items               $(0.001)           $(0.002)         (0.032)
Extraordinary gain                   0.000              0.000
                                     -----              -----           -----

Net income (loss)                    0.001             (0.002)         (0.032)
                                     =====              ======          =====

Weighted average common
  Shares                           27,152,000       26,525,000     26,062,000
                                   ==========       ==========     ==========

The accompanying notes are an integral part of the financial statements.





                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2003

                                                                    Inception
                                                                 March 7,2000 to
                                                                   December 31,
                                            2003         2002           2003
                                            ----         ----           ----
Cash Flows From Operating Activities:
Net (loss)                                $(13,122)     $(58,621)    $(829,244)

Adjustments to Reconcile Net (Loss)
  to Net Cash (Used) by Operating
  Activities:

Depreciation and amortization                   --           358         3,311
Write down of fixed assets                      --            --         6,377
Stock issued for services                    9,305            --       396,745
Gain from extinguishments of debt           (9,551)           --      (  9,551)

Changes in Operating Current Assets
  and Liabilities
Accounts payable and accrued
  expenses                                  (7,811)       24,249        79,299
Salaries payable - officer                      --      (  4,707)           --
Contributed officer salaries                    --            --       109,480
Security deposits                              322            --            --
                                           -------       -------        ------

Net Cash (Used) by Operating
  Activities
                                          ( 20,857)      (38,721)     (243,583)

Cash Flows From Investing Activities:
Purchase equipment                               -             -        (9,678)
                                            ------        ------         -----
Cash Flows (Used) by Investing
  Activities                                     -             -        (9,678)

Cash Flows From Financing Activities:
Issue common stock for cash                      -             -       194,550
Notes payable                               23,000             -        23,000
Additional paid in capital                       -        37,854        37,854
                                            ------       -------        ------
Cash Flows Provided by
   Financing Activities                     23,000        37,854       255,404
                                            ------       -------       -------

Net increase in cash                         2,143         ( 867)        2,143
Cash at beginning of period                     --           867             -
                                             -----       -------        ------

Cash at end of period                      $ 2,143      $     --       $ 2,143
                                             =====       =======        ======

The accompanying notes are an integral part of the financial statements.




                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2003

                                   (CONTINUED)

SUPPLEMENTARY SCHEDULE OF NONCASH TRANSACTIONS

2001

1. The Company's principal shareholder and officer exchanged $20,090 of salaries receivable for the Company's subscription receivable from the founders of the same amount.

2. The Company's principal shareholder donated 4,000,000 restricted shares valued at $40,000 to obtain internet engineering and marketing services. The shares were valued at $0.01 per share, approximately 50% of the market price of unrestricted shares.


2003

As a part of an agreement to sell substantial portion of his shareholding interest in the Company, the previous officer and principal shareholder of the Company agreed to forgive $108,490 of Salaries and $ 2,417 of loans receivable from the Company, on June 13, 2003. The transaction was recorded as a decrease in salaries payable and increase in additional paid in capital. Also, the officer received 100,000 shares of common stock valued at $1,000 in exchange for accrued salary of $100,000 payable to him. Genova was issued an option to purchase 100,000 shares of common stock for an exerciseable price of $100 for services rendered as a member of the board of directors from June 13, 2003 to December 17, 2003. On December 11, 2003, Genova exercised his option.

    The accompanying notes are an integral part of the financial statements.




                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2003

                                            Common Stock           Additional
                                      Number of         Par         Paid-in
                                       Shares          Value        Capital

March 7, 2000                                 -            -               -
Shares issued for cash                2,239,000      $ 2,239       $ 192,511
Shares issued for services            3,170,000        3,170         313,830
Founders stock                       20,091,000       20,091               -
Net (loss)                                    -            -               -

(Less subscriptions receivable)               -            -               -
                                     ----------       ------         -------

Balance, December 31, 2000           25,500,000       25,500         506,341

Shares issued for Services            1,025,000        1,025           9,325
Capital contribution                          -            -          40,000
Net loss                                      -            -               -
                                     ----------       ------         -------

Balance, December 31, 2001           26,525,000      $26,525        $555,666
Net loss                                      -            -               -
Additional capital contribution
 by shareholders                              -            -          37,854
                                     ----------      -------        --------

Balance, December 31, 2002           26,525,000      $26,525        $593,520
Shares issued in exchange for
 Convertible loan                     2,300,000        2,300          20,700
Shares issued for services              800,000          800           7,200
Additional capital contribution                                      113,212
Net loss                                      -            -               -
                                     ----------      -------         -------

Balance, December 31, 2003           29,625,000      $29,625        $734,632
                                     ==========      =======        ========



The accompanying notes are an integral part of the financial statements.



                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2003



                                                   (Deficit)
                                                  Accumulated
                                                    During
                                  Subscription    Development
                                   Receivable        Stage           Total

March 7, 2000                        $     -       $      -        $       -
Shares issued for cash                     -               -         194,750
Shares issued for services                 -               -         317,000
Founders stock                       (20,091)              -              --
Net (loss)                                 -        (565,268)       (565,268)
(Less) subscriptions receivable      (   200)              -        (    200)
                                      ------         -------         -------

Balance, December 31, 2000           (20,291)       (565,268)       ( 53,718)

Shares issued for Services                 -               -          10,350
Subscription collected                20,091               -          20,091
Capital contribution                       -               -          40,000
Net loss                                   -        (192,233)       (192,233)
                                      ------         -------         -------

Balance, December 31, 2001         $(    200)     $ (757,501)      $(175,510)

Net loss                                   -        ( 58,621)        (58,621)
Additional capital contribution
  By shareholders                          -               -          37,854
                                     -------        --------        --------

Balance, December 31, 2002         $(    200)      $(816,122)      $(196,277)
Shares issued in exchange for
 convertible loan                                                     23,000
Shares issued for services                                             8,000
Additional paid in capital
 Contribution                                                        113,212
Net gain                                   -
Additional capital contribution
  By shareholders                          -        ( 13,122)       ( 13,122)
                                     -------         -------         -------

Balance, December 31, 2003         $(    200)      $(829,244)       $(65,187)
                                     =======         =======          ======


The accompanying notes are an integral part of the financial statements.




                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

CARSUNLIMITED.COM, INC. (Cars) was formed in Nevada on March 7, 2000. Cars is a development stage company with limited operations and revenues and only nominal assets. Its intended purpose was to offer users the ability to search a database that contained products and information about the Automobile Industry, new and used car sales (classified ads), as well as automotive products such as extended warranty information and anti-theft body part marking. Cars has adopted December 31 as its year-end.

Cars developed a website to market various leased products directly through automobile dealers. We arranged for dealer to market the products to their automotive customers and collect the costs and fees. We received commissions from the third party administrators. Even though our business has been curtailed it is our intention to maintain minimal operations through the website.

On June 13, 2003, the former majority stockholders and officers and directors of Carsunlimited.com, Inc. entered into an agreement with ODC Partners, LLC ("ODC"), and a Delaware Limited Liability Company. Pursuant to the Share Purchase Agreement, ODC purchased 19,931,000 shares of the Company's Common stock, par value $.001 per share for an aggregate purchase price of $69,793. As a result of this transaction, ODC became the beneficial owner of approximately 76% of the our outstanding Common Stock. ODC will now direct Cars operations.

In connection with the consummation of the transaction, Anthony Genova, Jr. resigned as President of Cars effective June 13, 2003. The Board appointed Mr. Daniel Myers as the new Chief Executive Officer, President and Secretary on that date. The board also appointed Mr. Myers as a member of the board of directors on that date. On December 27, 2003, 10 days after the mailing of an information statement on Form 14-F-1, Mr. Genova's resignation as a member of the board of directors became effective.

In connection with the transaction, our principal executive offices are now located at 444 Madison Avenue, 18th Floor, New York, New York 10022.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

Cars follows the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of". SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

We review the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.


WEBSITE DEVELOPMENT COSTS

Website development consists of fees and costs in designing our website. The cost of this development has been expensed and is included in start-up expenses. Maintenance costs will be charged to expense as incurred.

COSTS  ASSOCIATED  WITH  RAISING  CAPITAL

Cars has recorded the fees paid to consultants, accountants, and other professionals for assistance in raising funds as a charge to the statement of operations. These fees and costs were paid primarily in common stock recorded at its fair value of $0.10 per share as determined by management.



                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of our assets and liabilities are carried at fair value or contracted amount, which approximate fair value.


(LOSS) PER COMMON SHARE

Net (loss) per common share is based on the weighted average of common shares outstanding during the period.


RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the EITF finalized its consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables, " which provides guidance on the method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The adoption of EITF 00-21 did not have a material impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. On October 9, 2003 the FASB issued FASB Staff Position No. FIN 46-6 "Effective Date of FASB Interpretation No.46 Consolidation of Variable Interest Entities," which defers the implementation date for public entities that hold an interest in a variable interest entity or potential variable interest entity from the first fiscal year or interim period beginning after June 15, 2003 to the end of the first interim or annual period ending after December 15, 2003. This deferral applies only if
1) the variable interest entity was created before February 1, 2003 and 2) the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46, other than disclosures required by paragraph 26 of FIN 46. The adoption of FIN 46 did not have a material impact on the Company's financial position, liquidity or results of operations.


                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB

Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not materially impact the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003 except for mandatory redeemable non controlling (minority) interest which, on October 29, 2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not materially impact the Company's financial position or results of operations

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple element arrangements, which was previously superceded by EITF 00-21 (see above). The adoption of SAB No. 104 did not have a material impact on the Company's results of operations or financial position.

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 3.  INCOME  TAXES

We have a net operating loss (NOL) carryforward as follows:

Year         Expiration                           Estimated
                Date               Amount         Tax Asset
2000            2020             (565,268)         $197,800
2001            2021             (192,233)           53,400
2002            2022             ( 58,621)           20,500
                                  -------           -------

                                 (816,122)          271,700
2003    Taxable gain from
        including  forgiveness
        of salaries payable
        of $ 108,490 in
        taxable income             95,368         ( 26,700)
                                   ------          -------

                                 (720,754)         245,000
                                                   =======
Less: Valuation allowance                         (245,000)
                                                   -------

                                                        --
                                                   =======

The statutory tax rate of Cars is approximately 28%. The potential tax benefits of the net operating loss carryforwards are completely offset by a valuation allowance of the same amount because it is more likely than not that the Company may not realize future taxable income. Furthermore, because of the changes in the ownership of the major shareholders, the Internal Revenue Code severely limits any future benefits of the net operating loss carryforward.

The valuation allowance was reduced from $271,700 in 2002 to $245,000 in 2003 due to recognition of $26,700 tax benefit of loss carryforward.

The reconciliation of the statutory and effective tax rates is as follows:

Statutory tax rate                                   28%
Tax benefit of loss carryforward                    (28)%
                                                     --

Effective tax rate                                    0 %
                                                     ===

NOTE 4. GOING CONCERN

We are a development stage company with limited operations, no substantial, continuing source of revenues, only nominal assets, and working capital and stockholders' deficits. Present operations require substantial capital and until revenues are sufficient to fund ongoing operations, We will be highly dependent on external sources of financing to allow us the opportunity to find a suitable operating entity. Cars has no internal sources of liquidity and does not expect to generate any positive cash flows in the immediate future. These conditions raise substantial doubt about its ability to continue as a going concern.



                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS



NOTE 5. LEASES

We had signed a 3-year lease for office space commencing April 1, 2000 through March 31, 2003. The rental expenses were $12,000 and $14,400, for 2001 and 2000, respectively. In October 2001, the Company and the landlord agreed to convert the lease to month-to-month basis, at a rate of $400 per month. Presently the Company has no agreement to pay rent and does not pay any rent at its new address, 444 Madison Avenue, New York, N.Y.


NOTE 6. RELATED PARTY TRANSACTIONS

Transactions with Management

We had agreed to certain  transactions with Anthony Genova, the Company's former
President,   Chief  Operating  Officer,  Chairman  of  the  Board  and  majority shareholder. Such transactions are described below:

1. On July 23, 2001, the former President, Anthony Genova agreed to transfer 4,000,000 shares to Mr. Joseph Marks, Vice President, for Internet services. Mr. Marks had provided Internet marketing and engineering services to Cars since inception. The Board of Directors, with unanimous written consent, approved this transfer on December 14, 2001.


NOTE 7. CONVERTIBLE NOTES PAYABLE AND CREDIT FACILITY

On July 1, 2003, ODC Partners, LLC, the Company's largest shareholder, entered into a Revolving Convertible Credit Facility with Cars, which requires ODC to lend us up to $100,000 during the credit period. The loan will be evidenced by promissory note which bears interest at the rate of prime plus 2% and is due and payable on June 30,2003. The loans are convertible, at the option of ODC Partners into common stock of the Company6 at the rate of $.01 per share.

In 2003, Cars issued a Convertible one-year promissory note in the amount of $15,000 with interest to be paid until maturity at a rate of prime plus two percent (2%). Note agreement provided that after a 10 days notice, we may prepay the Note without penalty. The Holder of the Note may elect to have all or a portion of accrued and unpaid interest converted into a number of shares of the Common Stock at a Conversion Price of $0.01 per share.

NOTE 8. COMMON STOCK

We offered 389,000 shares at $0.10 per share through a promissory note wherein We received the proceeds of the notes and in return agreed to issue the shares upon the note holder completing a subscription agreement from the Private Placement Offering. Through December 31,2002, the Company collected $38,900 in cash.



                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 8.  COMMON  STOCK

In 2000, We intended to raise $150,000 by offering 1,500,000 units at a price of $0.10 per unit, each unit consisting of one share of common stock valued at $0.10 per share and an option to purchase three warrants exercisable at $0.30 per warrant. The Private Placement Offering (PPM) was offered without registration under the Securities Act of 1933 or under the securities laws of any state. Through December 31, 2000, the Company raised $150,000 in the first round of financing and expected to have the warrants exercised at $0.30 per warrant in the following year. These warrants were not exercised and expired.

In 2001, We issued 1,025,000 restricted shares for consulting services. These shares were valued at approximately $0.01, which represented 50% of the market price of unrestricted shares, at the time of issue.

During 2003, We issued 3,600,000 shares of common stock as follows:

1. On June 11, 2003, as a part of the Share Purchase Agreement, the Company issued 100,000 shares of common stock to Anthony Genova, Jr., a previous officer and principal shareholder. The shares were valued at $1,000 or $0.01 per share, and issued in partial payment of salaries payable to him.

2. On December 11, 2003, Mr. Genova exercised an option, to acquire 100,000 shares of stock for $100.

3. On November 6, 2003, ODC Partners, LLC., converted its $15,000 and $8,000 loan dated June 20, 2003, and August 13, 2003, into 1,500,000 and 800,000 shares of common stock, respectively. The shares were valued at $23,000, or $ 0.01 per share.

4. On December 11, 2003, 100,000 shares of common stock were issued to Seth Farbman, Esq., our previous attorney. in full payment of all liabilities owed to him, the shares were valued at $1,000.

5. On December 11, 2003, we issued 500,000 to Anthony Muratore for past consulting services, the shares were valued at $5,000.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 21, 2002, we were notified that Van Buren & Hauke, LLC would no longer be the auditor for the Registrant. On April 21, 2002, the Company appointed the accounting firm of Bloom & Co., LLP, as the Company's new outside auditors. The Board had determined that the Company's requirements would be better served by auditors who are situated in close proximity to the Company's management office and, based on a review of several accounting firms, we selected Bloom & Co., LLP, which has public company and auditing experience.

The auditors' report from Van Buren & Hauke, LLC for the Registrant's the period from inception on March 7, 2000 to December 31, 2000 was unqualified. However the opinions contained an explanatory paragraph expressing uncertainty regarding the continuation of the Company as a going concern.

During the year, from inception on March 7, 2000 to December 31, 2000 and the subsequent interim periods preceding the change, there have been no disagreements with Van Buren & Hauke, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Prior to engaging Bloom & Co., LLP, we consulted with Bloom and Co., LLP as to its qualifications, experiences and ability to audit our financial statements. Cars and Bloom & Co., LLP did not have substantive discussions regarding the application of accounting principles to a specified transaction, either complete or proposed, or the type of audit opinion that might be rendered on our financial statements and there are no reports nor written or oral advice provided by the new accountants' used in deciding to retain Bloom & Co., LLP. Further, as noted, there was no matter that was the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K, promulgated by the Securities and Exchange Commission.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

Our Bylaws provide that we shall have a minimum of one director on the board at any one time. Vacancies are filled by a majority vote of the remaining directors then in office. During the year ended December 31, 2003, the directors and executive officers of the Company were as follows:


NAME  AND  ADDRESS               AGE     POSITIONS  HELD
                                 ---     ---------------
ANTHONY  J.  GENOVA, JR          42     Director, President  & CEO (1)
LAWRENCE GENOVA                  45     Director (2)
MICHAEL MAKROPOULOS              43     Director (2)
JOSEPH  ("SKIP") MARKS           46     Director/VP of Internet Marketing
                                         Development (2)
WILLIAM QUINN                    53     Director/Treasurer, Secretary (2)
DANIEL MYERS                     33     Director, President CEO(3)

(1) Resigned on June 13, 2003 as President and Chief Executive Officer. Resigned as a director, effective December 27, 2003.

(2)  Resigned on June 13, 2003.

(3)  Effective June 13, 2003.

The above named directors served as the director until June 13,2003. In connection with the consummation of the Share Purchase Agreement, Anthony Genova, Jr. resigned as President of the Company and Marks resigned as Secretary and Vice President effective June 13, 2003.

As contemplated by the Share Purchase Agreement, on June 13, 2003, by action of the board of directors of the Company (the "Board"), the number of persons comprising the Board was increased from five persons to six persons. As a result of this action, and the Board resignations of Messrs. Marks, Makropolous, Quinn and Lawrence Genova on June 13, 2003, there then existed four vacancies on the Board. Anthony Genova, Jr., appointed Mr. Daniel Myers, as designee of ODC, the remaining member of the Board, to fill one of the vacancies. In addition, also by action of the Board, the number of persons comprising the Board will be decreased to one (1) person, effective ten days following the mailing of an Information Statement to all stockholders of the Company in compliance with
Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1. At that time, the Board resignation of Anthony Genova, Jr. became effective.


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

ANTHONY J. GENOVA, JR. (Resigned as President and CEO June 13, 2003)and as member of the board of directors effective December 27, 2003.

Mr. Genova has 21 years experience in the automobile industry and the banking business. He has been employed with Chemical Bank and Marine Midland Bank. He is currently employed at Citigroup.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning compensation awarded to, earned by or paid to Anthony J. Genova, Jr., our Chairman and Chief Executive Officer, for the three years ended December 31, 2003. The "named executive officer" received perquisites and other personal benefits in addition to salary and bonus during the periods stated. Our president did not receive a salary and cash bonus in excess of $100,000 for services rendered during those years.



                           SUMMARY COMPENSATION TABLE
                             Long-Term Compensation
                          -----------------------------
         Annual  Compensation           Awards      Payouts
        ---------------------           ------      -------
Name  and                               Restricted
Principal                               Stock       Other($)
Position(s)           Year    Salary($) Bonus($)  Compensation Awards(# shares)

Daniel Myers          2003         --     --           --        --       --

Anthony Genova (1)    2003         --     --           --        --       --
                      2002   $  1,058     --           --        --       --
                      2001    124,000     --           --        --       --

(1) Through December 31, 2003, Anthony J. Genova, Jr. earned approximately $125,058 of which $109,490 is accrued.

(2) On June 13, 2003, Anthony J. Genova, Jr. resigned and converted $100,000 of accrued salaries due to him into 100,00 shares of Common Stock.

(3) Cars has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors.

(4) Cars has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 2002 and 2001, nor at nay time during 2003.

Employment Agreements.

Currently, we have no written employment agreements with any of our key officers and directors.

OPTION GRANTS IN FISCAL YEAR 2003

Genova was issued an option to purchase 100,000 shares of common stock for $100 for services as a member of the board of directors from June 13, 2003 through December 27, 2003. On December 11, 2003, Genova exercised his option.

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


In June 13, 2003, Mr. Genova and other officers entered the agreement and sold their shares to ODC. As a result of the agreement, ODC beneficially owns approximately 76% of Cars outstanding common Stock; (ii) Anthony Genova, Jr. beneficially owns 1,100,000 shares or approximately 4% of the Company's outstanding Common Stock; and Joseph Marks owns 400,000 shares or approximately 1.5% of the Company's outstanding Common Stock.

                                  Number of Shares                   Percentage
                                                       Nature of of
        Name and Address       Title        Owned        Ownership   Ownership
        ----------------       -----      ---------      ---------- ------------

Security Ownership of Beneficial Owners (1)
-----------------------------------------

ODC Partners, LLC(2)          Common     22,231,000     Beneficial      77.7%
444 Madison Avenue, 18th Floor
New York, NY 10022

Daniel Myers(3)               Common     22,231,000     Beneficial      77.7%
444 Madison Avenue, 18th Floor
New York, NY 10022

Officers and Directors as a group

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

(2) Mr. Myers has sole voting and disposition power over the shares.

(3) Includes 22,231,000 owned by ODC partners.


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

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report ("Evaluation Date"), CarsUnlimited carried out an evaluation under the supervision and with the participation of Bovie's Chief Executive Officer and its Chief Financial Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act.

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.


Item 15. Principal Accounting Fees And Services


The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2003 and 2002 by Bloom & Co., LLP, our auditors:


                                                      2003          2002
                                                     ------        ------

         Audit Fees (1)                            $ 12,632       $ 9,313
         Non-Audit Fees:

         Audit Related Fees(2)                           --            --
         Tax Fees(3)                                  1,000         1,000
         All other Fees(4)                               --            --
                                                         --            --

              Total Fees paid to Auditor           $ 13,632       $10,313
                                                     ======        ======

(1) Audit fees consist of fees billed for professional services rendered for the audit of Cars annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Bloom & Co., LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of CarsUnlimited's consolidated financial statements and are not reported under "Audit Fees".

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4) All other fees consist of fees for products and services other than the services reported above.

The Board of Directors has considered the role of Bloom & Co., LLP in providing certain tax services to Cars and has concluded that such services are compatible with Bloom & Co., LLP's independence as our auditors. In addition, the Board of Directors has approved providing certain tax services since the effective date of the SEC rules. The rule states that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved. The Board of Directors will continue to pre-approve all audit and permissible non-audit services provided by the independent auditors until an audit committee is formed which will then he responsible for approving audit fees. We are looking for new board members that would be qualified to serve on an audit committee. When the audit committee is formed one of their first assignments will be to propose to the board a code of ethics.

The Board of Directors has adopted a policy for the pre-approval of services provided by the independent auditors, pursuant to which it may pre-approve any service consistent with applicable law, rules and regulations. Under the policy, the Board of Directors may also delegate authority to pre-approve certain specified audit or permissible non-audit services to one or more of its members, including the Chairman. A member to whom pre-approval authority has been delegated must report its pre-approval decisions, if any, to the Board of Directors at its next meeting, and any such pre-approvals must specify clearly in writing the services and fees approved. Unless the Board of Directors determines otherwise, the term for any service pre-approved by a member to whom pre-approval authority has been delegated is twelve months.


SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 30, 2004.


CarsUnlimited.Com, Inc.


                                              By: /s/ Daniel Myers

                                              Daniel Myers
                                              Chairman of the Board President



                             CARSUNLIMITED.COM, INC.


EXHIBIT 99(a)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of CarsUnlimited.Com, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Daniel Myers, President and Chairman of the Board of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the annual report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:   March 30, 2004


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



                             CARSUNLIMITED.COM, INC.

EXHIBIT 99(b)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of CarsUnlimited.Com, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Daniel Myers, Chief Financial Officer, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the annual report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   March 30, 2004



                                                /s/ Daniel Myers
                                                Chief Financial Officer,




A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.




                             CARSUNLIMITED.COM, INC.

CONSENT OF CERTIFIED PUBLIC ACCOUNTANT

We consent to the incorporation by reference in this Annual Report on Form 10-KSB of CarsUnlimited.Com, Inc. of our report dated March 30, 2004, included in the Annual Report to Stockholders of CarsUnlimited.Com, Inc.

Bloom and Company LLP
S/Bloom and Company
Hempstead, New York
March 30, 2004






                                 CERTIFICATIONS

I, Daniel Myers, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of CarsUnlimited.Com, Inc.;

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

Date: March 30, 2004

/s/Daniel Myers
Chief Executive Officer



                                 CERTIFICATIONS

I, Daniel Myers, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of CarsUnlimited.Com, Inc.;

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

Date: March 30, 2004

/s/Daniel Myers
Chief Financial Officer