Form 10QSB
period 2004-03-31
CARSUNLIMITED COM INC
filed 2004-05-17
CIK 1118159

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

                  For the Quarterly period ended March 31, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ______________ to ______________

                        Commission file number 000-28195

                             CARSUNLIMITED.COM, INC.
        (Exact name of small business issuer as specified in its charter)

                               Nevada 11-3535204 .
 -------------------------------------------------------------------------------
           (State of Incorporation) (IRS Employer Identification No.)


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

                                   Yes No[X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 30,125,000

                             CARSUNLIMITED.COM, INC.
                              INDEX TO FORM 10-QSB



Contents                                                                   PAGE

PART I.  FINANCIAL INFORMATION                                               1

ITEM 1: Condensed Unaudited Financial Statements                             1

Consolidated Balance Sheets - March 31, 2004 (unaudited)
   and December 31, 2003                                                     1

Consolidated Statements of Operations for the Three Months Ended
   March 31, 2004 and 2003 and from inception on March 7, 2000 to
   March 31, 2004 (Unaudited)                                                2

Consolidated Statements of Cash Flows Operations for the Three Months Ended
   March 31, 2004 and 2003 and from inception on March 7, 2000 to
   March 31, 2004 (Unaudited)                                                3

 Notes to Condensed Unaudited Financial Statements                           5

ITEM 2:  Management Discussion and Analysis                                  8

ITEM 3:  Controls and Procedures                                            10

PART II. OTHER INFORMATION

ITEM 1:  Legal Proceedings                                                  10

ITEM 2:  Changes in Securities                                              10

ITEM 3:  Defaults Upon Senior Securities                                    11

ITEM 4: Submission of Matters to Vote of Security Holders                   11

ITEM 5: other information                                                   11

ITEM 6: Exhibits and Reports on Form 8-K                                    11

Signatures                                                                  11

Certifications                                                              12

PART I.  FINANCIAL INFORMATION

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                      MARCH 31, 2004 and DECEMBER 31, 2003
                                  (UNAUDITIED)

                                     ASSETS


                                              2004                  2003
                                              ----                  ----

Cash                                       $  1,329                $  2,143
                                           --------                --------

  Total Current Assets                        1,329                   2,143

Equipment and furniture, net                     --                      --
Security deposits                                --                      --
                                         -----------             -----------

Total Assets                               $  1,329                $  2,143
                                           ========                ========


        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Account payable and accrued expenses         65,870                  67,330
Salaries payable - officer                       --                      --
Payroll taxes payable                           254                      --
                                         ----------            ------------

Total Current Liabilities                    66,124                  67,330

Stockholders' (Deficit):
Common stock, $0.001 par value;
 50,000,000 shares  authorized and
 30,125,000 and 29,625,000 shares issued
 and outstanding on March 31, 2004
 and December 31, 2003                       30,125                  29,625
Additional paid-in capital                  739,132                 734,632
    (Less) subscriptions receivable            (200)                   (200)
(Deficit) accumulated during
   the development stage                   (833,852)               (829,244)
                                           ---------               ---------

Total Stockholders' (Deficit)             (  64,795)              (  65,187)
                                          ----------              ----------

Total Liabilities and Stockholders'
Deficit                                 $     1,329              $    2,143
                                          ==========               =========

See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                AND INCEPTION ON MARCH 7, 2000 TO MARCH 31, 2004
                                  (UNAUDITIED)


                                                                From Inception
                                  Three Months Ended           March 7, 2000 to
                                       March 31,                    March 31,
                                 2004             2003            2004
                                 ----            -----           -----

Revenues:
Sales Commissions              $        --        $   1,000      $   310,403

Costs and Expenses:
Professional fees                    2,594            6,168          425,604
Salaries                                 -               --          279,843
Commissions                              -               --           71,717
General and administrative           2,014              433          376,855
                                   -------       ----------       ----------

 Total Costs and Expenses            4,608            6,601        1,154,019
                                   -------        ---------        ---------

Operating loss                      (4,608)        (  5,601)     (   843,616)

Other income:
Interest income                          -                -              213
                                ----------    -------------    -------------

Income (loss) before
 Extraordinary items              $( 4,608)       $(  5,601)    $(   843,403)
                                    -------         --------      ----------

Gain from extinguishments, net          --               --            9,551
                                 ---------       ----------     ------------

Net Income (loss)                  $(4,608)         $(5,601)     (   833,852)
                                     =====            =====       ==========

Net (loss) per common share      $( 0.00)        $(0.00)           $(0.03)
                                   =====           ====              ====

Weighted average common shares  29,875,000       26,525,000       26,875,000
                                ==========       ==========       ==========


              See notes to condensed unaudited financial statements.





                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                AND INCEPTION ON MARCH 7, 2000 TO MARCH 31, 2004
                                  (UNAUDITIED)



                                                     Three Months Ended
                                                          March 31,
                                                  2002             2003
                                                 ----             ----

Cash Flows From Operating Activities:
 Net loss                                 $ (   4,608)         $ (  5,601)
Adjustments to reconcile net loss to
  net cash used in Operating Activities:
Depreciation and Amortization                       -                   -
Write down of fixed assets                          -                   -
Stock issued for services                           -                   -
Gain from extinguishment of debt                    -                   -
Changes is Operating Current Assets
   and Liabilities
Accounts payable and accrued expenses           3,794               5,723
Salaries payable - officer                          -                   -
Security deposits                                   -                   -
                                           ----------         -----------

Net cash provided by (Used in)
  Operating Activities                       (    814)                122
Cash Flows used in Investing Activities
Purchase of equipment                               -                   -
                                           ----------         -----------

Cash (Used) in Investing Activities                 -                  -
                                           ----------           --------

Cash Provided by Financing Activities
Issue of common stock for cash                      -                   -
Notes payble                                        -                   -
Additional paid-in capital                          -                   -
                                            ---------            --------
Net cash provided by (Used in)
 Financing Activities                               -                   -
                                            ---------         -----------

See notes to condensed unaudited financial statements.



                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                AND INCEPTION ON MARCH 7, 2000 TO MARCH 31, 2004
                                  (UNAUDITIED)

                                                   From Inception
                                                  March 7, 2000 to
                                                        March 31,
                                                         2004
                                                         ----

Cash Flows From Operating Activities:
 Net loss                                             $ (833,852)
Adjustments to reconcile net loss to
  net cash used in Operating Activities:
Depreciation and Amortization                              3,311
Write down of fixed assets                                 6,377
Stock issued for services                                396,745
Gain from extinguishment of debt                     (     9,551)
Changes is Operating Current Assets
   and Liabilities
Accounts payable and accrued expenses                     83,415
Salaries payable - officer                               109,480
Security deposits                                   (        322)
                                                    ------------

Net cash provided by (Used in)
  Operating Activities                                  (244,397)
Cash Flows used in Investing Activities
Purchase of equipment                                  (   9,678)
                                                      ----------

Cash (Used) in Investing Activities                    (   9,678)
                                                        --------

Cash Provided by Financing Activities
Issue of common stock for cash                           194,550
Notes payble                                              23,000
Additional paid-in capital                                37,854
                                                        --------
Net cash provided by (Used in)
 Financing Activities                                    255,404
                                                         -------

See notes to condensed unaudited financial statements.


                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                AND INCEPTION ON MARCH 7, 2000 TO MARCH 31, 2004
                                  (UNAUDITIED)
                                   (CONTINUED)

                                                            From Inception
                             Three Months Ended            March 7, 2000 to
                                   March 31,                  March 31,
                                     2004                2003         2004
                                     ----                ----         ----

Net increase in cash               (  814)                145         1,329

Cash at beginning of period         2,143                 867             -
                                  -------              ------       -------

Cash at end of period            $  1,329              $1,012       $ 1,329
                                  =======               =====        ======

See notes to condensed unaudited financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS

1. On January 12, 2004, ODC Partners, LLC converted its $5,000 loan to the Company to 500,000 shares of common stock valued at .01 per share.









                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the interim condensed financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003, filed on Form 10-KSB.

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







                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

Income Taxes

We have had a net operating loss (NOL) carryforward expiring in 2022. No tax benefit has been reported in the financial statements because the potential tax benefit of the net operating loss carryforwards are completely offset by a valuation allowance of the same amount because of the uncertainty of the Company realizing future taxable income. Also, because of substantial changes in ownership of the Company stock, the NOL is subject to severe Internal Revenue Code limitations.

Going Concern

We are a development stage company with limited operations, no substantial, continuing source of revenues, only nominal assets, and working capital and stockholders' deficits. Present operations require substantial capital and until revenues are sufficient to fund ongoing operations. We will be highly dependenton external sources of financing to allow us the opportunity to find a suitableoperating entity. Cars has no internal sources of liquidity and does not expect to generate any positive cash flows in the immediate future. These conditions raise substantial doubt about its ability to continue as a going concern.




                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002 the FASB issued SFAS No. 148--Accounting for Stock--Based Compensation--Transition, and Disclosure. This SFAS amends SFAS No. 123,
Accounting for Stock--Based Compensation to provide alternative methods of transition for entities electing the fair value based method of accounting for stock--based employee compensation. This SFAS also requires additional and more prominent disclosure related to accounting methods used for stock-based employee compensation and pro forma amounts related to any period accounted for under the intrinsic method of Opinion 25. The Company will continue its policy to utilize APB 25 for the treatment of its stock based compensation. The Company has evaluated the provisions of SFAS 148 and determined that it does not have any material impact on the Company.

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




                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                 MARCH 31, 2004

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

Analysis of Financial Condition.

As of March 31, 2004, we had cash reserves of $1,329 and no other liquid assets or resources. From December 31, 2003 our cash had decreased by $1,207. On March 31, 2004 we had total current liabilities of $66,124 compared with $202,323 on March 31, 2003. Our liabilities include accounts payable of $65,870 and payroll tax payable of $254. We will need additional capital to implement our business plans successfully. If we are not able to raise sufficient capital through the sale of equity or debt, we may not be able to successfully implement our business plan.

Results of Operations

We realized no revenue for the three months ended March 31, 2004 as compared to $1,000 for the period ending March 31, 2003, a decrease of 100%. Decreased revenue was mainly attributed to terminated operations in 2003.



                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                 MARCH 31, 2004

Expenses for professional services decreased by 57.9% from $6,168 to $2,594 for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2004.

General and administrative expenses increased by 27.4% to $2,014 for the three months ended March 31, 2004, as compared to $433 in the same period of the previous year. The decrease was also attributed to the terminated operation in 2003. The total expenses decreased by 43.3% to totaling $4,608 during the three-month period ending March 31, 2004. Our expenses for the quarter ended March 31, 2003 were $6,601. Decreased expenses were also attributed to the terminated sales and operation in 2003.

We had a net loss of $4,608 for the three-month period ending March 31, 2004 compared to a net loss of $5,601 for the period ending March 31, 2003.

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

As contemplated by the Share Purchase Agreement, signed on June 13, 2003, by action of the board of directors of the Company (the "Board"), the number of persons comprising the Board was increased from five persons to six persons. As a result of this action, and the Board resignations of Messrs. Marks, Makropolous, Quinn and Lawrence Genova on June 13, 2003, there then existed four vacancies on the Board. Anthony Genova, Jr., the remaining member of the Board, appointed Mr. Daniel Myers, as designee of ODC, to fill one of the vacancies. In addition, also by action of the Board, the number of persons comprising the Board will be decreased to one (1) person, effective ten days following the mailing of an Information Statement to all stockholders of the Company in compliance with Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1. On December 27, 2003, 10 days after the mailing of an information statement of Form 14f-1, Mr. Genova's resignation as a member of the board of directors became effective.

At that time, the Board resignation of Anthony Genova, Jr., became effective. As part of the agreement, Anthony J. Genova, Jr. resigned and converted $100,000 of accrued salaries due to him in the form of 100,000 shares of common stock. As of June 13, 2003, the sole director and executive officer of the company was Daniel Myers.


                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                 MARCH 31, 2004

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




                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                 MARCH 31, 2004

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

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K


(a) Exhibits

(a) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (b) Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1. There were no reports filed on a Form 8-K for the first quarter ended March 31, 2004.



                                CARSUNLIMITED.COM


SIGNATURES:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Carsunlimited.com
(Registrant)


Date:  May 14, 2004


/s/Daniel Myers
Chief Executive Officer,
President and Director - Daniel Myers


                                CARSUNLIMITED.COM


EXHIBIT 99(a)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of CARSUNLIMITED.COM (the "Company") on Form 10-QSB of the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Daniel Myers, President and Chief Executive Officer, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   May 14, 2004



                                /s/ Daniel Myers
                                President, Chief
                                Executive Officer, and Director



A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.







                                CARSUNLIMITED.COM


EXHIBIT 99(a)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of CARSUNLIMITED.COM (the "Company") on Form 10-QSB of the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Daniel Myers, President and Chief Executive Officer, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   May 14, 2004



                                /s/ Daniel Myers
                                Chief Financial Officer


A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.




                                 CERTIFICATIONS

I, Daniel Myers, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CARSUNLIMITED.COM;

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

Date: May 14, 2004

/s/Daniel Myers
Chief Executive Officer




                                 CERTIFICATIONS

I, Daniel Myers, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CARSUNLIMITED.COM;

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

Date: May 14, 2004

/s/Daniel Myers
Chief Financial Officer