Form 10QSB
period 2004-06-30
CARSUNLIMITED COM INC
filed 2004-08-16
CIK 1118159

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

                  For the Quarterly period ended June 30, 2004

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

Contents                                                              PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1: Condensed Unaudited Financial Statements

Balance Sheets - June 30, 2004 (Unaudited)
 and December 2003(Audited)
Statements of Operations for the Six Months Ended June 30, 2004 and 2003 and from inception on March 7, 2000 to June 30, 2004 (Unaudited)

Statements of Operations for the Three Months Ended June 30, 2004 and 2003 and from inception on March 7, 2000 to June 30, 2004 (Unaudited)

Statements of Cash Flows Operations for the Six Months
 Ended June 30, 2004 and 2003 and from inception on March 7, 2000 to June 30, 2004 (Unaudited)

Notes to Condensed Unaudited Financial Statements

ITEM 2:  Management Discussion and Analysis

ITEM 3:  Controls and Procedures

PART II. OTHER INFORMATION

ITEM 1:  Legal Proceedings

ITEM 2:  Changes in Securities

ITEM 3:  Defaults Upon Senior Securities

ITEM 4: Submission of Matters to Vote of Security Holders

ITEM 5: Other Information

ITEM 6: Exhibits and Reports on Form 8-K

Signatures

Certifications




PART I.  FINANCIAL INFORMATION

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                       JUNE 30, 2004 and December 31, 2003


                                                Unaudited            Audited
                                                  2004                2003

  ASSETS

  Cash                                          $  17,129            $ 2,143
                                                   ------             ------

  Total Current Assets                             17,129              2,143
                                                   ------             ------

  Total Assets                                  $  17,129            $ 2,143
                                                   ======             ======


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Account payable and accrued expenses           $ 61,089           $ 67,330
  Payroll taxes payable                               254                  -
  Notes payable-convertible                        34,250                  -
                                                   ------             ------

  Total Current Liabilities                        95,593             67,330

  Stockholders' Equity (Deficit):
  Common stock, $0.001 par value;
    50,000,000 shares authorized and
    30,125,000 and 29,625,000 shares
     issued and
    outstanding on June 30, 2004                   30,125             29,625
  Additional paid-in capital                      739,132            734,632
 (Less) subscriptions receivable                (     200)          (    200)
  Deficit accumulated during t
   The development stage                        ( 847,521)          (829,244)
                                                 --------            -------

  Total Stockholders' Deficit                   (  78,464)          ( 65,187)
                                                ---------            -------
 Total Liabilities and
   Stockholders' Deficit                         $ 17,129            $ 2,143
                                                =========            =======

             See notes to condensed unaudited financial statements.




                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                 AND INCEPTION ON MARCH 7, 2000 TO JUNE 30, 2004
                                  (UNAUDITIED)


                                                               From Inception
                                       Six Months Ended        March 7, 2000 to
                                            June 30               June 30 ,
                                       2004        2003             2004
                                       ----        ----             ----

Revenues:
Sales Commissions                 $        -    $  1,600      $    310,403
                                    --------     -------        ----------

Total Revenue                              -       1,600           310,403

Costs and Expenses:
Professional fees                     14,150       8,761           437,160
Salaries                                   -           -           279,843
Commissions                                -           -            71,717
General and administrative             4,127       1,933           378,668
                                    --------      ------        ----------

 Total Costs and Expenses             18,277      10,694         1,167,388
                                     -------      ------         ---------

Operating Loss                    (   18,277)    ( 9,094)        (856,985)

Other income:
Interest income                            -           -              213
                                  ----------  ----------       ----------

Loss before extraordinary gain    (   18,277)    ( 9,094)        (856,772)
Extraordinary gain:
Gain from extinguishments of debt          -       9,551            9,551
                                     -------     -------         --------


Net income (loss)                 $ ( 18,277)      $ 457      $ ( 847,221)
                                     =======     =======          =======






                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                 AND INCEPTION ON MARCH 7, 2000 TO JUNE 30, 2004
                                  (UNAUDITIED)
                                   (CONTINUED)


Earnings (loss)per common share:

Income from operation             $ ( 0.00)      $ (0.00)          $ (0.03)
Extraordinary gain                       -            -                 -
                                      ----          ----            ------

Net income                       $    0.00       $ (0.00)          $ (0.03)
                                      ====          ====              ====

Weighted average common shares   30,092,033    26,525,000        27,619,033
                                 ==========    ==========        ==========


See notes to condensed unaudited financial statements.



                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                 AND INCEPTION ON MARCH 7, 2000 TO JUNE 30, 2004
                                  (UNAUDITIED)



                                                    Three Months Ended
                                                          June 30
                                                  2004               2003
                                                  ----               ----

Revenues:
Sales Commissions                             $      --          $     600
                                                -------             ------

Total Revenue                                        --                600

Costs and Expenses:
Professional fees                                11,556              2,593
Salaries                                              -                  -
Commissions                                           -                  -
General and administrative                        2,113              1,500
                                                -------             ------

 Total Costs and Expenses                        13,669              4,093
                                               --------             ------

Operating Loss                                 ( 13,669)         (   3,493)
Extraordinary gain:
Gain from extinguishments of debt                    --              9,551
                                                -------            -------

Net gain (loss)                              $ ( 13,669)        $    6,058
                                                =======           ========

Earnings per common share:

Income from operation                        $ (   0.00)       $ (    0.00)
Extraordinary gain                                 0.00                  -
                                                   ----           --------

Net income                                         0.00           (   0.00)
                                                  =====               ====

Weighted average common shares               30,125,000         26,525,000
                                             ==========         ==========


See notes to condensed unaudited financial statements.




                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                 AND INCEPTION ON MARCH 7, 2000 TO JUNE 30, 2004
                                  (UNAUDITIED)

                                                                  From Inception
                                            Six Months Ended    March 7, 2000 to
                                                June 30,             June 30 ,
                                            2004        2003           2004
                                            ----         ----           ----

Cash Flows From Operating Activities:
 Net loss (gain)                          $ (18,277)    $    457    $ (847,521)
Adjustments to reconcile net loss to
  net cash used in Operating Activities:
Depreciation and Amortization                     -            -          3,311
Write down of fixed assets                        -            -          6,367
Stock issued for services                         -            -        396,745
Gain from extinguishments of debt                 -        (9551)        (9,551)
   and Liabilities
Accounts payable and accrued expenses     (   5,987)     ( 4,848)        73,068
Security deposits                                 -          322        109,734
                                           --------      -------         ------

Net cash provided by (Used in)
  Operating Activities                    (  24,264)    ( 13,620)      (267,847)
Cash Flows used in Investing Activities
Purchase of equipment                             -            -         (9,678)
                                           --------      -------        -------

Cash (Used) in Investing Activities               -            -         (9,678)
                                           --------      -------          -----

Cash Provided by Financing Activities
Common stock                                  5,000        3,037        199,550
Notes payable convertible                    34,250       12,633         57,250
Contributed capital                              --           --         37,854
                                          ---------      -------        -------

Net cash provided by (Used in)
 Financing Activities                        39,250       15,670       294,654
                                          ---------      -------        -------

See notes to condensed unaudited financial statements.







                            CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                 AND INCEPTION ON MARCH 7, 2000 TO JUNE 30, 2004
                                  (UNAUDITIED)
                                   (CONTINUED)


                                                                  From Inception
                                        Six Months Ended       March 7, 2000 to
                                             June 30                June 30 ,
                                               2004           2003         2004
                                               ----           ----         ----

Net increase in cash                         14,986         2,050        17,129

Cash at beginning of period                   2,143            -              -
                                              -----         ----          -----

Cash at end of period                       $17,129      $ 2,050        $ 17,129
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

Cars developed a website to market various leased products directly through automobile dealers. We arranged for dealer to market the products to their automotive customers and collect the costs and fees. We received commissions from the third party administrators. Even though our business has been curtailed it is our intention to maintain the website.

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

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                  JUNE 30, 2004

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

Analysis of Financial Condition.

As of June 30, 2004, we had cash reserves of $17,129 and no other liquid assets or resources. From December 31, 2003 our cash had increased by $14,986, which is mainly provided by proceeds of borrowing on a revolving convertible credit agreement. On June 30, 2004 we had total current liabilities of $95,594 compared with $67,330 on December 31, 2003. We will need additional capital to implement our business plans successfully. Our majority shareholder ODC Partners, LLC has agreed to provide a $100,000 revolving convertible line of credit to finance our operations.

Results of Operations

Six Months Ended June 30, 2003 and 2002

We realized no revenue from commission for the six months ended June 30, 2004 as compared to $1,600 for the period ending June 30, 2003; a decrease of 100%. Decreased revenue is a result of terminated operations since 2003.

Expenses for professional services increased by 62% from $$8,761 for the six months ended June 30, 2003 to $14,150 the six months ended June 30,2004. The main reason for this increase was professional fees associated with audit matters.

General and administrative expenses increased by 114% from $1,933 in the six months ended June 30, 2003 to $4,127 in the six months ended June 30, 2004. As a result of increased cost of professional services, the total expenses increased by 71% to $18,277, during the six-month period ended June 30, 2004, from $10,694, in 2002.

We had a net loss of $18,277 for the six-month period ending June 30, 2004 compared to a net income of $457 for same period last year. The gain in 2003 was a result of $,9551 forgiveness of debt.


Three Months Ended June 30, 2003 and 2002

We had no revenues in the three months ended June 30, 2004 as compared to a revenue of $600 from commission for the quarter ended June 30, 2003. The decrease in revenue is a result of discontinued operations since 2003.

Expenses for professional services increased by 346% from $2,593 to $11,556 for the three months ended June 30, 2004 as compared to the three months ended June 30, 2004. The reason for this increase was professional fees associated with audit matters.

General and administrative expenses increased by 41% from $1,500 in the three months ended June 30, 2003 to $2,113 in the three months ended June 30, 2004. As a result of increased professional fees, the total expenses increased by 234% to $13,69 during the three-month period ending June 30, 2003 as compared to $4,093 in 2002.

We had a net loss of $13,669 for the three-month period ending June 30, 2004 as compared to a net gain of $6,058 for same period last year. The gain in 2003 was due to extraordinary income from the extinguishments of debt.

Plan of Operations

On June 11, 2003, Anthony Genova, Jr., Lawrence Genova, William Quinn, Joseph Marks, Mark Makropoplous, (collectively, "Sellers"), the former majority stockholders and officers and directors of Carsunlimited.com, Inc. entered into a share purchase agreement (the "Share Purchase Agreement") with ODC Partners, LLC ("ODC"), which was consummated on June 13, 2003. Pursuant to the Share Purchase Agreement, ODC purchased 19,931,000 shares of the Company's common stock, par value $.001 per share owned by the Sellers for an aggregate purchase price of $69,793 or $.03 per share. Now ODC owns 76% of the outstanding shares of the registrant and is considered the controlling entity.

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

On June 30, 2004, we had a working capital deficit of $88,465 and the total stockholders' deficit of $78,464.

In June 2003, ODC Partners, LLC, our majority shareholder, lent us $15,000 in exchange for a convertible note payable that bears 4% interest and matures in 4 years. Also, on July 1, 2003, ODC Partners, LLC. entered into a Revolving Convertible Credit Agreement with us that requires ODC to lend the Company up to $100,000 during the credit period. The loan will be evidenced by a promissory note bearing interest at the rate of prime plus 2% and is due and payable on June 30, 2004. The loans are convertible, at the option of ODC Partners, into common stock of the Company at the rate of $.01 per share. 12 We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-QSB after the date of this quarterly report.

During the six months ended June 30, 2004, the source of funding of the operating expenses of the Company has been the convertible notes payable to ODC Partners, LLC. The outstanding balance of the convertible loan was $34,250 as of June 30, 2004. The accrued interest on the loan was $1,237, for the six months ended June 30, 2004.

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



CARSUNLIMITED


By: /s/ Daniel Myers
CEO, President and Director
Dated: August 16, 2004