Form 10QSB
period 2004-09-30
CARSUNLIMITED COM INC
filed 2004-11-16
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2004

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

Balance Sheet - September 30, 2004 (Unaudited) and December 31, 2003

Statements of Operations for the Nine Months Ended
   September 30, 2004 and 2003 and from inception on March 7, 2000 to September 30, 2004 (Unaudited)

Statements of Operations for the Three Months Ended
   September 30, 2004 and 2003 (Unaudited)

Statements of Cash Flows for the Nine Months Ended
   September 30, 2004 and 2003 and from inception on March 7, 2000 to September 30, 2004 (Unaudited)

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

Signatures

Certifications

PART I.  FINANCIAL INFORMATION
ITEM 1. CONDENSED UNAUDITED FINANCIAL STATEMENTS

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                    September 30, 2004 and December 31, 2003
                                  (Unaudited)

                                     ASSETS


                                                September 30,     December 31,
                                                    2004             2003(1)
                                                ------------      -----------

 Cash                                         $        849         $  2,143
                                                    ------          -------
   Total Current Assets                                849            2,143

 Total Assets                                 $        849         $  2,143
                                                    =======         =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Account payable and accrued expenses         $     59,103        $  67,330
 Payroll taxes payable                                 254               --
 Notes payable-convertible                          24,250               --
                                                   -------           ------
 Total Current Liabilities                          83,607        $  67,330

 Stockholders' Equity (Deficit):
 Common stock, $0.001 par value;
  50,000,000 shares  authorized and
  30,125,000 and 29,625,000 shares issued
  and outstanding on September 30, 2004
  and December 31, 2003                             30,125           29,625
 Additional paid-in capital                        739,132          734,632
 (Less) subscriptions receivable                  (    200)       (     200)
 Deficit accumulated during
   the development stage                          (851,815)       ( 829,244)
                                                   -------         --------
 Total Stockholders' Deficit                      ( 82,758)       (  65,187)
                                                   -------         --------

 Total Liabilities and Stockholders' Deficit  $        849      $     2,143
                                                  ========         ========

(1) Derived from audited financial statements at December 31, 2003.

See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
              AND INCEPTION ON MARCH 7, 2000 TO SEPTEMBER 30, 2004
                                  (UNAUDITIED)


                                                                From Inception
                                          Nine Months Ended    March 7, 2000 to
                                             September 30        September 30,
                                            2004        2003         2004

Revenues:
Sales Commissions                     $        --      $  2,000      $  310,403
                                          -------        ------       ---------
Total Revenue                                  --         2,000         310,403
                                          -------        ------       ---------
Costs and Expenses:
Professional fees                          16,640         8,761         440,845
Salaries                                       --           400         279,843
Commissions                                    --           232          71,717
General and administrative                  5,931         3,840         379,577
                                          -------        ------       ---------
 Total Costs and Expenses                  22,571        13,233       1,171,982
                                          -------        ------       ---------
Operating Income (Loss)                (   22,571)     ( 11,233)       (861,579)

Other income:
Interest income                                --            --             213
                                          -------        ------       ---------
Loss before extraordinary gain         (   22,571)     ( 11,233)       (861,366)
Extraordinary gain:
Gain from extinguishments of debt              --       117,490           9,551
                                          -------        ------       ---------
Net income/(loss)                    $  (  22,571)    $ 106,257     $ ( 851,815)
                                          =======       =======        ========

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
              AND INCEPTION ON MARCH 7, 2000 TO SEPTEMBER 30, 2004
                                  (UNAUDITIED)
                                   (CONTINUED)


Earnings per common share:

Income from operation                $ ( 0.00)         $ (0.00)        $ (0.03)
Extraordinary gain                       0.00               --              --
                                        -----             ----            ----

Net income                          $    0.00          $ (0.00)        $ (0.03)
                                        =====            =====            ====

Weighted average common shares     30,104,853       26,525,000      27,209,173
                                   ==========       ==========      ==========

See notes to condensed unaudited financial statements.
                                       F-3



                            CARSUNLIMITED.COM, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (UNAUDITIED)


                                                      Three Months Ended
                                                         September 30
                                                  2004                 2003
                                                  ----                 ----
Revenues:
Sales Commissions                             $     --           $      400
                                                 -----               ------
Total Revenue                                       --                  400

Costs and Expenses:
Professional fees                                2,490                   --
Salaries                                            --                  400
Commissions                                         --                  232
General and administrative                       1,804                1,907
                                                ------               ------

 Total Costs and Expenses                        4,294                2,539
                                                ------               ------

Operating Loss                                (  4,294)           (   2,139)
Extraordinary gain:
Gain from extinguishments of debt                   --                3,000
                                               -------             --------

Net gain (loss)                           $   (  4,294)           $     861
                                               =======             ========
Earnings per common share:

Income from operation                     $   ( 0.00)            $ (   0.00)
Extraordinary gain                              0.00                     --
                                               -----                -------

Net income                                      0.00               (   0.00)
                                               =====                =======

Weighted average common shares              30,104,853              26,525,000
                                            ==========              ==========

See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
              AND INCEPTION ON MARCH 7, 2000 TO SEPTEMBER 30, 2004
                                  (UNAUDITIED)


                                                      Nine Months Ended
                                                         September 30,
                                                   2004                2003
Cash Flows From Operating Activities:
 Net loss (gain)                               $  (   22,571)     $   106,257
Adjustments to reconcile net loss to
  net cash used in Operating Activities:
Depreciation and Amortization                              -                -
Write down of fixed assets                                 -                -
Stock issued for services                                  -                -
Gain from extinguishments of
   debt and liabilities                                    -         (117,490)
Accounts payable and accrued expenses              (   7,973)       (  14,161)
Security deposits                                          -              322
                                                    --------         --------
Net Cash Provided by (Used in)
  Operating Activities                             (  30,544)       (  25,072)
Cash Flows used in Investing Activities
Purchase of equipment                                       -               -
                                                    ---------        --------
Cash (Used) in Investing Activities                         -               -
                                                    ---------        --------
Cash Provided by Financing Activities
Common stock                                            5,000           3,037
Notes payable convertible                              24,250          23,050
Contributed capital                                         -               -
                                                    ---------        --------
Net Cash Provided by (Used in)
 Financing Activities                                  29,250          26,087
                                                    ---------        --------

See notes to condensed unaudited financial statements.

                                       F-5



                           CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
              AND INCEPTION ON MARCH 7, 2000 TO SEPTEMBER 30, 2004
                                  (UNAUDITIED)

                                                    From Inception
                                                    March 7, 2000 to
                                                     September 30 ,
                                                          2004
                                                    ----------------
Cash Flows From Operating Activities:
 Net loss (gain)                               $     $ (  851,815)
Adjustments to reconcile net loss to
  net cash used in Operating Activities:
Depreciation and Amortization                               3,311
Write down of fixed assets                                  6,377
Stock issued for services                                 396,745
Gain from extinguishments of
   debt and liabilities                                (    9,551)
Accounts payable and accrued expenses                     180,806
Security deposits                                              --
                                                        ---------
Net Cash Provided by (Used in)
  Operating Activities                                   (274,127)
Cash Flows used in Investing Activities
Purchase of equipment                                   (   9,678)
                                                         --------
Cash (Used) in Investing Activities                     (   9,678)
                                                         --------
Cash Provided by Financing Activities
Common stock                                              199,550
Notes payable convertible                                  47,250
Contributed capital                                        37,854
                                                         --------
Net Cash Provided by (Used in)
 Financing Activities                                     284,654
                                                         --------

See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
              AND INCEPTION ON MARCH 7, 2000 TO SEPTEMBER 30, 2004
                                  (UNAUDITIED)
                                   (CONTINUED)


                                                                From Inception
                                     Nine Months Ended         March 7, 2000 to
                                        September 30             September 30 ,
                                    2004            2003           2004
                                   -----            ----           ----
Net decrease in cash             ( 1,294)           1,015          849

Cash at beginning of period        2,143               --           --
                                   -----            -----          ---
Cash at end of period             $  849        $   1,015        $ 849
                                   -----            -----          ---
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

On June 13, 2003, the former majority stockholders and officers and directors of Carsunlimited.com, Inc. entered into an agreement with ODC Partners, LLC ("ODC"), and a Delaware Limited Liability Company. Pursuant to the Share Purchase Agreement, ODC purchased 19,931,000 shares of the Company's Common stock, par value $.001 per share for an aggregate purchase price of $69,793. As a result of this transaction, ODC became the beneficial owner of approximately 76% of our outstanding Common Stock. ODC will now direct Cars operations.

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

EQUIPMENT AND FURNITURE

Equipment and furniture is stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of 5 years. The equipment and furniture was fully depreciated in the year ended December 31, 2003.

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





                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                               SEPTEMBER 30, 2004

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

Analysis of Financial Condition.

As of September 30, 2004, we had cash reserves of $849 and no other liquid assets or resources. From December 31, 2003 our cash had decreased by $1,294, which is mainly due to an increase in professional fees. On September 30, 2004 we had total current liabilities of $83,607 compared with $67,330 on December 31, 2003. We will need additional capital to implement our business plans successfully. Our majority shareholder ODC Partners, LLC has agreed to provide a $100,000 revolving convertible line of credit to finance our operations.

Results of Operations

Nine Months Ended September 30, 2003 and 2002

We realized no revenue from commission for the nine months ended September 30, 2004 as compared to $2,000 for the period ending September 30, 2003; a decrease of 100%. Decreased revenue is a result of terminated operations since 2003.


                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                               SEPTEMBER 30, 2004


Expenses for professional services increased by $7,879 (90%) from $8,761 for the nine months ended September 30, 2003 to $16,640 the nine months ended September 30,2004. The main reason for this increase was professional fees associated with audit matters.

General and administrative expenses increased by $2,091 (54%) from $3,840 in the nine months ended September 30, 2003 to $5,931 in the nine months ended September 30, 2004. As a result of increased cost of professional services, the total expenses increased by $9,338 71% to $22,571, during the nine-month period ended September 30, 2004, from $13,233, in 2003.

We had a net loss of $22,571 for the nine-month period ending September 30, 2004 compared to a net income of $106,257 for same period last year. The gain in 2003 was a result of a forgiveness of debt in the amount of $117,490.

Three Months Ended September 30, 2004 and 2003

We had no revenues in the three months ended September 30, 2004 as compared to a revenue of $400 from commission for the quarter ended September 30, 2003. The decrease in revenue is a result of discontinued operations since 2003.

Expenses for professional services increased from $0 to $2,490 for the three months ended September 30, 2003 as compared to the three months ended September 30, 2004. The reason for this increase was professional fees associated with audit matters.

General and administrative expenses decreased by $735 (29%) from $2,539 in the three months ended September 30, 2003 to $1,804 in the three months ended September 30, 2004. As a result of increased professional fees, the total expenses increased by $1,755 (69%) to $4,294 during the three-month period ending September 30, 2004 as compared to $2,539 in 2003.

We had a net loss of $4,294 for the three-month period ending September 30, 2004 as compared to a net gain of $861 for same period last year. The gain in 2003 was due to extraordinary income from the extinguishments of debt.

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

On September 30, 2004, we had a working capital deficit of $82,758 and the total stockholders' deficit of $82,758.

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

During the nine months ended September 30, 2004, the source of funding of the operating expenses of the Company has been the convertible notes payable to ODC Partners, LLC. The outstanding balance of the convertible loan was $24,250 as of September 30, 2004. The accrued interest on the loan was $1,841, for the nine months ended September 30, 2004.

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



CARSUNLIMITED


By: /s/ Daniel Myers
CEO, President and Director
Dated: November 15, 2004


                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                SEPTEMBER 30, 2004

CERTIFICATIONS

I, Daniel Myers, Chief Executive Officer of the registrant, certifies that:

I have reviewed this quarterly report on Form 10-QSB of CarsUnlimited. Com, Inc.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

As the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Dated: November 15, 2004
By: /s/ Daniel Myers
Chief Executive Officer


I, Daniel Myers, Chief Financial Officer of the registrant, certifies that:

I have reviewed this quarterly report on Form 10-QSB of CarsUnlimited.Com, Inc.;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

As the registrant's Chief Executive certifying officer and Chief Financial Officer I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

As the registrant's Chief Executive certifying officer and Chief Financial Officer I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 15, 2004
By: /s/ Daniel Myers
Chief Financial Officer



                             CARSUNLIMITED.COM, INC


EXHIBIT 99(a)

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Carsunlimited.com, Inc (the "Company") on Form 10-QSB of the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Daniel Myers, President and Chairman of the Board of the Company, certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge: (1) the quarterly report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and (2) the information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   November 15, 2004



/s/ Daniel Myers
President, Chief Executive Officer,
Chairman of the Board and Director
Chief Financial Officer


A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.