Form 10KSB
period 2004-12-31
CARSUNLIMITED COM INC
filed 2005-04-12
CIK 1118159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer had no revenues for its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates of the registrant, as of March 30 2005, was $59,152(computed by reference to the closing sale price of the Common Stock on March 30, 2005 that was $0.08.

The number of shares issued and outstanding of the registrant's Common Stock, $.001 par value is 30,875,000 (as of March 15, 2005).

                            CARSUNLIMITED.COM, INC.

                          2004 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                           Page
PART I
--------------------------------------------------------------------------------

Item 1.     Business                                                           1

Item 2.     Properties                                                         3

Item 3.     Legal Proceedings                                                  3

Item 4.     Submission of Matters to a Vote of Security Holders                3

PART II

Item 5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters                                              4

Item 6.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    4

Item 7.     Financial Statements and Supplementary Data                      F-1

Item 8.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                           8
PART III

Item 9.     Directors and Executive Officers of the Registrant                 9

Item 10.    Executive Compensation                                            11

Item 11.    Security Ownership of Certain Beneficial
             Owners and Management and Related
             Stockholder Matters                                              11
Item 12.    Certain Relationships and Related Transactions                    12

Item 13.    Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                                         13

Item 14.    Controls and Procedures                                           13

Item 15.    Principal accounting fees and services                            14
            Certifications                                                    17

                                     PART I

             Preliminary Note Regarding Forward-Looking Statements

The following items contain certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent the expectations or beliefs of CarsUnlimited.Com, Inc. ("we", "us", "our", the "Company"), including, but not limited to, statements regarding our seeking to consummate a sale and/or a business combination with a profitable privately owned company and the sufficiency of the Company's cash and financial resources to support the cost of developing such new relationships as well as for its other ongoing liquidity and capital resource needs. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "should," "estimate," "continue," "project," "target," or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, some of which are beyond the Company's control. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The accompanying information contained herein, including, without limitation, the information set forth under the headings "Management's Discussion and Analysis or Plan of Operation," and "Business," identifies important factors that could cause such differences. These forward-looking statements are further qualified by important factors that could cause actual events to differ materially from those in such forward-looking statements. Such factors include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

ITEM 1. BUSINESS

In this report, references to the "Cars", "we", "us" and "our" refer to CarsUnlimited.Com, Inc., a Nevada corporation.

COMPANY OVERVIEW

CarsUnlimited.Com, Inc. was incorporated in the State of Nevada on March 7, 2000. As of March 31, 2005, our corporate address was 444 Madison Avenue, 18th floor, New York, NY 10022. The Company's telephone number is 212-308-2233. Web address is http://www.carsunlimited.com. We are a development stage company. Our goal was to provide our website users with the ability to search a database that contains detailed information about the automobile industry, new and used car sales as well as a parts database and extended warranty information from around the world. Our service was intended to offer Internet users a quick and easy way to search for automobile related needs according to their interests via the Internet. Even though our business has been curtailed our website is still operational.

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

In December 2001, we determined that the expected revenues from operations would not be sufficient to meet operating expenses and were forced to curtail operational activities until such time as we can to consummate a sale and /or a business combination with a profitable privately owned company.

On June 13, 2003, Anthony Genova, Jr., William Quinn, Joseph Marks, Michael Makropoplous, (collectively "Sellers"), the former majority stockholders and officers and directors of the Company, sold in the aggregate 19,931,000 shares of the Company's common stock, par value $.001 per share ("Common Stock") owned by the Sellers to ODC Partners, LLC, for an aggregate purchase price of $69,793. ODC now owns 76% of the outstanding shares of the registrant. ODC Partners, LLC intends to continue to maintain our minimal operations through our website.

In connection with that commitment, ODC Partners, LLC on July 1, 2003, entered into a Revolving Convertible Credit Facility with the Company, which requires ODC to lend the Company up to $100,000 during the credit period. The loans will be evidenced by promissory notes which bear interest at the rate of prime plus 2% and are due and payable on June 30,2003. The loans are convertible, at the option of ODC Partners into common stock of the Company at the rate of $.01 per share. Under the Credit Facility, the Company borrowed $25,000 during the year ended December 31, 2004. The ODC converted $5,000 of the loan to 500,000 shares of common stock in 2004.

All funds used by ODC Partners to purchase the shares from Sellers were obtained from the working capital of ODC.

In March 2005, we issued and sold 750,000 shares of our common stock to three investors at $0.10 per share for an aggregate purchase price of $75,000.

Employees.

The Company presently has 1 part time employee, its President, Daniel Myers.

Transfer Agent.

The transfer agent for the shares of common stock is Olde Monmouth Transfer, 77 Memorial Parkway Ste. 2, Atlantic Highland, NJ 07716.


ITEM 2. PROPERTIES

Our corporate address is 444 Madison Avenue, 18th floor, New York, NY 10022. Our telephone number is 212-308-2233 and Internet Web address is http://www.carsunlimited.com. The Company does not have any policies regarding investments in real estate, securities or other forms of property. At present, the Company does not pay rent or have to use space at the Madison Avenue address.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved as a plaintiff or defendant in various legal actions arising in the normal course of business. We do not anticipate any material liability as a result of such litigation. We are not involved in any current litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the year ended December 31, 2004 to a vote of our security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol "CAUL". The following table sets forth the range of high and low bid quotations of our common stock for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions. Our common stock began trading on the OTC Bulletin Board on October 9, 2001.

                                            HIGH            LOW
                                            ----            ---
First Quarter of 2003                       N/A             N/A
Second Quarter of 2003                      N/A             N/A
Third Quarter of 2003                       .005            .005
Fourth Quarter of 2003                      N/A             N/A

First Quarter of 2004                       $0.10           $0.09
Second Quarter of 2004                      $0.18           $0.05
Third Quarter of 2004                       $0.05           $0.07
Fourth Quarter of 2004                      $0.04           $0.13

N/A = Not available

SECURITY HOLDERS

As of December 31, 2004, there were 76 shareholders of record of the Company's Common Stock and there were 30,125,000 shares of our common stock outstanding. On March 15, 2005, the closing bid price of the Common Stock was $0.08 per share.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the expansion of our business and we do not expect to declare or pay any cash dividends in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

During the fourth quarter of the fiscal year ended December 31, 2004, there were no issuances of unregistered securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations for the Fiscal Years Ended December 31, 2004 and 2003

CarsUnlimited.com had no revenues for the year ended December 31, 2004. The revenues for the year ended December 31, 2003 were $2,339, a decrease of $2,339 (100%) for the period. The 2003 revenues were commissions for the sale of products and services through our website. We have no cost of goods sold. The company had no sales activities in 2004.

We had no research and development cost for either 2003 or 2004.

No salaries and related costs were incurred for 2003 and 2004. The principal reason for decrease in salaries was direction of the management's efforts away from operations to finding a merger partner.

Professional fees decreased from $10,878 in 2003 to $7,627 in 2004, a decrease of $3,251 (30%). The professional fees were primarily in relation to the legal work associated with finding suitable merger partners, accounting fees, preparation and filing of the forms required by the SEC.

The amount of $50,213, the proceeds from issuance of the convertible debt, equal to the difference between the fair value of the common stock and the conversion price, was allocated to additional paid-in-capital. Because the debt is convertible at the date of issuance, the debt discount of $50,213 was charged to interest expense at that date.

No commissions were paid for 2004 and 2003. The Company did not employ the service of outside sales persons in 2004.

Marketing, general and administrative expenses decreased from $14,135 for the year 2003 to $13,676 for the year 2004, a decrease of $459 or 3%. The principal reason was the reduced level of operations in 2004.

Total operating expenses decreased from $25,012 in the year 2003 to $21,303 in the year 2004, a decrease of $3,709 or 15% because of reduced operations.

The operating loss for the year 2004 was $71,516 as compared to the loss in 2003, which was $13,122, an increase in the loss of $58,394 or 445%.

Results of operations for the Period from Inception, March 7,2000 to December 31, 2004

The revenues of the Company were $310,403 as compared to operating expenses of $1,170,714, resulting in a net operating loss of $860,311, and net loss of $900,760, over the period from inception to December 31, 2004. The reasons for operating losses included the limited financial resources of the Company that constrained its efforts to publicize and promote its services in the Internet market and the Company's decision to find a merger partner.

On June 11, 2003, the former majority stockholders and officers and directors of Carsunlimited.com, Inc. entered into an agreement with ODC Partners, LLC ("ODC"), a Delaware Limited Liability Company, which was consummated on June 13, 2003. Pursuant to the Share Purchase Agreement, ODC purchased 19,931,000 shares of the Company's common stock, par value $.001 per share for an aggregate purchase price of $69,793.00. As a result of this transaction, ODC became the beneficial owner of approximately 76% of the Company's outstanding Common Stock.

Financial Condition for the years Ended December 31, 2004 and 2003

As of December 31, 2004, cash totaled $10,672 as compared to $2,143 at December 31, 2003. Cash used by operating activities was $30,721 in 2004 as compared to $20,857 in 2003. Net working capital deficit of the Company was $81,490 in 2004 as compared to $65,187 in 2003.

We wrote down the cost of equipment by $6,366 due to impairment of the expected future cash flows of the equipment in 2001.

Financial Condition From Inception to December 31, 2004

We used $334,385 of cash for our operations, from inception to December 31, 2004. A significant part of our operating expenses was not paid in cash. We issued 4,995,000 shares of common stock for $335,350 of services. We issued 20,091,000 shares of common stock to our founders, recorded accounts payable of $57,912.

As part of an agreement to sell a substantial portion of his shareholding interest in us, the previous officer and principal shareholder of the Company agreed to forgive $108,490 of Salaries and $2,417 of loans receivable from the Company, on June 13, 2003. The transaction resulted in a decrease of $110,907 in salaries payable and an increase in additional paid-in-capital. Also, the officer received 100,000 shares of common stock valued at $1,000 in exchange for $100,000 in salaries payable to him.

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

In 2003, Cars issued a Convertible one-year promissory note in the amount of $15,000 with interest to be paid until maturity at a rate of prime plus two percent (2%). The note agreement provided that after a 10 days notice, we may prepay the Note without penalty. The Holder of the Note may elect to have all or a portion of accrued and unpaid interest converted into a number of shares of the Common Stock at a Conversion Price of $0.01 per share.

In 2003, the note holder converted $23,000 of notes to 2,300,000 shares of common stock. The market prices of the company shares were unavailable in 2003.

In 2004, the company incurred additional liability of $26,617 for monies advanced under the convertible note payable and related accrued interest. The additional debt and interest amount are convertible to 2,661,700 shares of common stock.

We purchased $9,678 of equipment. The equipment is fully depreciated and written off, as of December 31, 2002.

Outlook

At this time we do not have the financial resources to attain profitable operations. On July 1, 2003, ODC Partners, LLC., our largest shareholder, entered into a Revolving Convertible Credit Facility with us, which requires ODC to lend us up to $100,000 during the credit period. The loans will be evidenced by promissory notes which bear interest at the rate of prime plus 2% and are due and payable on June 30, 2003. The loans are convertible, at the option of ODC Partners into common stock of Cars at the rate of $.01 per share. In March 2005, we sold 750,000 shares of our common stock at $0.10 per share to three accredited investors.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This  report  includes  "forward-looking   statements"  within  the  meaning  of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us as of the present, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any Forward-looking statement if we obtain new information or upon the occurrence of Future events or otherwise.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND
       FOR THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2004



                                TABLE OF CONTENTS


                                                                       PAGE NO.
                                                                       ---------
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT                          F-1

FINANCIAL STATEMENTS

  Balance Sheet                                                           F-2
  Statement of Operations                                                 F-3
  Statement of Cash Flows                                                 F-4
  Statement of Changes in Stockholders'  (Deficit)                        F-6
  Notes to the Financial Statements                                       F-8

BLOOM & CO., LLP.50 CLINTON ST, SUITE 502.HEMPSTEAD.N.Y 11550.  TEL:516-486-5900
CERTIFIED PUBLIC ACCOUNTANTS                                    FAX:516-486-5476

STEVEN BLOOM, CPA                                             MEMBER OF
FREDERICK PAUKER, CPA                                  AMERICAN INSTITUTE OF
SIROUSSE TABRIZTCHI, Ph.D. CPA                      CERTIFIED PUBLIC ACCOUNTANTS

                          Independent Auditors' Report

To the Board of Directors and
Shareholders of CarsUnlimited.Com, Inc.

We have audited the accompanying balance sheets of CarsUnlimited.Com, Inc. (a development stage enterprise) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of CarsUnlimited.Com, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of CarsUnlimited.Com, Inc. as of December 31, 2000 and for the period from March 7, 2000 (inception) to December 31, 2000 were audited by other auditors whose report dated February 3, 2001 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from inception (March 7, 2000) to December 31, 2000 reflect total revenues of $136,845 and a net loss of $(565,268). Our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CarsUnlimited.Com, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Bloom & Co., LLP
Hempstead, New York
March 31, 2005

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                         2004            2003
                                                      ---------       ---------
ASSETS
Cash                                                  $  10,672       $   2,143

Total Current Assets                                     10,672           2,143

Equipment and furniture, net                                 --              --
Security deposits                                            --              --
                                                      ---------       ---------

Total Assets                                          $  10,672       $   2,143
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Account payable and accrued expenses                  $  57,912       $  67,330
Capital automotive inc                                       --              --
Loans Payable Shareholder                                34,250              --
                                                      ---------       ---------

Total Current Liabilities                                92,162          67,330

Stockholders' (Deficit):

Common stock, $0.001 par value;
  50,000,000 shares authorized and
  30,125,000 and 29,625,000 shares
  issued and outstanding, on
  December 31, 2004 and 2003,
  respectively                                           30,125          29,625
Additional paid-in capital                              789,345         734,632
(Less) subscriptions receivable                            (200)           (200)
(Deficit) accumulated during
  the development stage                                (900,760)       (829,244)
                                                      ---------       ---------

Total Stockholders' (Deficit)                           (81,490)        (65,187)
                                                      ---------       ---------

Total Liabilities and Stockholders'
  (Deficit)                                           $  10,672       $   2,143
                                                      =========       =========

The accompanying notes are an integral part of the financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2004

                                                                    Inception
                                                                 March 7,2000 to
                                                                   December 31,
                                       2004          2003             2004
                                  ------------    ------------    ------------
Revenues:
Sales Commissions                 $         --    $      2,339    $    310,403
                                  ------------    ------------    ------------

Net income                                  --           2,339         310,403

Operating expenses:
Costs and Expenses:                         --              --
Salaries and related taxes                  --              --         423,010
Professional fees                        7,627          10,878         287,470
Commissions                                 --              --          71,717
Marketing, general,
 and administrative                     13,676          14,134         388,517
                                  ------------    ------------    ------------

Total operating expenses                21,303          25,012       1,170,714
                                  ------------    ------------    ------------

Operating loss                         (21,303)        (22,673)       (860,311)

Other income or (expense)
Interest income                             --              --             213
Interest expense                       (50,213)             --         (50,213)
                                  ------------    ------------    ------------

Income (loss) before
 extraordinary items                   (71,516)        (22,673)       (910,311)
Gain from extinguishments, net              --           9,551           9,551
                                  ------------    ------------    ------------

Net income(Loss)                       (71,516)        (13,122)       (900,760)

Provision for income taxes                  --         (26,700)        (26,700)
Tax benefit of loss
 Carryforward                               --          26,700          26,700

Net income(Loss)                  $    (71,516)   $    (13,122)   $   (900,760)
                                  ============    ============    ============

Basic and diluted
earnings per common share
Income (loss)before
 Extraordinary items              $     (0.001)   $     (0.002)         (0.032)
Extraordinary gain                                       0.000           0.000
                                  ------------    ------------    ------------

Net income (loss)                       (0.001)          (0.002)         (0.032)
                                  ============    ============    ============

Weighted average common
  Shares                            30,109,000      27,152,000      26,904,796
                                  ============    ============    ============

The accompanying notes are an integral part of the financial statements.

                            CARSUNLIMITED.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2004

                                                                           Inception
                                                                        March 7,2000 to
                                                                          December 31,
                                             2004           2003              2004
                                           ---------       ---------       ---------
Cash Flows From Operating Activities:
Net (loss)                                 $ (71,516)      $ (13,122)      $(900,760)

Adjustments to Reconcile Net (Loss)
  to Net Cash (Used) by Operating
  Activities:

Depreciation and amortization                     --              --           3,311
Write down of fixed assets                        --              --           6,377
Interest expense -
   Beneficial conversion                      50,213              --          50,213
Stock issued for services                         --           8,000         335,350
Gain from extinguishments of debt                 --          (9,551)             --)

Changes in Operating Current Assets
  and Liabilities
Accounts payable and accrued
  expenses                                    (9,418)         (6,506)         57,912
Contributed officer salaries                      --              --         113,212
Security deposits                                 --             322              --
                                           ---------       ---------       ---------

Net Cash (Used) by Operating
  Activities
                                             (30,721)        (20,857)       (334,385)

Cash Flows From Investing Activities:
Purchase equipment                                --              --          (9,688)
                                           ---------       ---------       ---------
Cash Flows (Used) by Investing
  Activities                                      --              --          (9,688)

Cash Flows From Financing Activities:
Issue common stock for cash                       --              --         194,550
Notes payable                                 39,250          23,000          62,250
Additional paid in capital                        --              --          97,754
                                           ---------       ---------       ---------
Cash Flows Provided by
   Financing Activities                       39,250          23,000         354,745

Net increase in cash                           8,529           2,143          10,672
Cash at beginning of period                    2,143              --              --
                                           ---------       ---------       ---------

Cash at end of period                      $  10,672       $   2,143       $  10,672
                                           =========       =========       =========

The accompanying notes are an integral part of the financial statements.

                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2004

                                   (CONTINUED)

SUPPLEMENTARY SCHEDULE OF NONCASH TRANSACTIONS

2004

      The Company's principal shareholder converted $5,000 of convertible notes payable to 500,000 shares of common stock.

      The amount of $50,213, the proceeds from issuance of the convertible debt, equal to the difference between the fair value of the common stock and the conversion price, was allocated to additional paid-in-capital. Because the debt is convertible at the date of issuance, the debt discount of $50,213 was charged to interest expense at that date.

2003

      As a part of an agreement to sell a substantial portion of his shareholding interest in the Company, the previous officer and principal shareholder of the Company agreed to forgive $108,490 of Salaries and $ 2,417 of loans receivable from the Company, on June 13, 2003. The transaction was recorded as a decrease in salaries payable and increase in additional paid in capital. Also, the officer received 100,000 shares of common stock valued at $1,000 in exchange for accrued salary of $100,000 payable to him.

      The Company's principal shareholder converted $23,000 of notes payable to 2,300,000 shares of common stock.

      The accompanying notes are an integral part of the financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2004

                                            Common Stock
                                            ------------             Additional
                                      Number of        Par            Paid-in
                                       Shares          Value          Capital
                                     ----------      ----------      ----------
March 7, 2000                                --              --              --
Shares issued for cash                2,239,000      $    2,239      $  192,511
Shares issued for services            3,170,000           3,170         313,830
Founders stock                       20,091,000          20,091              --
Net (loss)                                   --              --              --

(Less subscriptions receivable)              --              --              --
                                     ----------      ----------      ----------

Balance, December 31, 2000           25,500,000          25,500         506,341

Shares issued for Services            1,025,000           1,025           9,325
Capital contribution                         --              --          40,000
Net loss                                     --              --              --
                                     ----------      ----------      ----------

Balance, December 31, 2001           26,525,000      $   26,525      $  555,666
Net loss                                     --              --              --
Additional capital contribution
 by shareholders                             --              --          37,854
                                     ----------      ----------      ----------

Balance, December 31, 2002           26,525,000      $   26,525      $  593,520
Shares issued in exchange for
 Convertible loan                     2,300,000           2,300          20,700
Shares issued for services              800,000             800           7,200
Additional capital contribution         113,212
Net loss                                     --              --              --
                                     ----------      ----------      ----------

Balance, December 31, 2003           29,625,000      $   29,625      $  734,632
                                     ==========      ==========      ==========

Shares issued in exchange for
 Convertible loan                       500,000             500           4,500
Beneficial conversion of notes               --              --          50,213
Net loss                                     --              --              --
                                     ----------      ----------      ----------

Balance, December 31, 2004           30,125,000      $   30,125      $  789,345
                                     ==========      ==========      ==========

The accompanying notes are an integral part of the financial statements.

                            CARSUNLIMITED.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2004

                                                    (Deficit)
                                                   Accumulated
                                                     During
                                   Subscription    Development
                                    Receivable         Stage          Total
                                     ---------       ---------       ---------
March 7, 2000                        $      --       $      --       $      --
Shares issued for cash                      --              --         194,750
Shares issued for services                  --              --         317,000
Founders stock                         (20,091)             --              --
Net (loss)                                  --        (565,268)       (565,268)
(Less) subscriptions receivable           (200)             --            (200)
                                     ---------       ---------       ---------

Balance, December 31, 2000             (20,291)       (565,268)        (53,718)

Shares issued for Services                  --              --          10,350
Subscription collected                  20,091              --          20,091
Capital contribution                        --              --          40,000
Net loss                                    --        (192,233)       (192,233)
                                     ---------       ---------       ---------

Balance, December 31, 2001           $    (200)      $(757,501)      $(175,510)

Net loss                                    --         (58,621)        (58,621)
Additional capital contribution
  By shareholders                           --              --          37,854
                                     ---------       ---------       ---------

Balance, December 31, 2002           $    (200)      $(816,122)      $(196,277)
Shares issued in exchange for
 convertible loan                       23,000
Shares issued for services               8,000
Additional paid in capital
 Contribution                          113,212
Net gain                                    --
Additional capital contribution
  By shareholders                           --         (13,122)        (13,122)
                                     ---------       ---------       ---------

Balance, December 31, 2003           $    (200)      $(829,244)      $ (65,187)

Shares issued in exchange for
 convertible loan                        5,000
Beneficial conversion of notes              --              --          50,213
Net loss                                    --         (71,516)        (71,516)
                                     ---------       ---------       ---------

Balance, December 31, 2004           $    (200)      $(900,760)      $ (81,490)
                                     =========       =========       =========

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

Cars developed a website to market various leased products directly through automobile dealers. We arranged for the dealers to market the products to their automotive customers and collect the costs and fees. We received commissions from the third party administrators. Even though our business has been curtailed, it is our intention to maintain the website.

On June 13, 2003, the former majority stockholders and officers and directors of Carsunlimited.com, Inc. entered into an agreement with ODC Partners, LLC ("ODC"), and a Delaware Limited Liability Company. Pursuant to the Share Purchase Agreement, ODC purchased 19,931,000 shares of the Company's Common stock, par value $.001 per share for an aggregate purchase price of $69,793. As a result of this transaction, ODC became the beneficial owner of approximately 76% of the outstanding Common Stock. ODC will now direct Carsunlimited.com operations.

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

EQUIPMENT AND FURNITURE

Equipment and furniture are stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of 5 years.

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

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of our assets and liabilities are carried at fair value or contracted amount, which approximates fair value.

(LOSS) PER COMMON SHARE

Net (loss) per common share is based on the weighted average of common shares outstanding during the period.

ACCOUNTING FOR CONVERTIBLE NOTES

The Company has issued convertible debt securities with non-detachable conversion features. The note holder has the right to have the notes and all or a portion of accrued and unpaid interest converted into a number of shares of the Common Stock at a Conversion Price of $0.01 per share. The Company has recorded the fair value of the beneficial conversion features as interest expense and an increase to Additional Paid in Capital.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used in valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, we may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach we would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective

                            CARSUNLIMITED.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

transition method, we would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, we would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We are currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. The adoption of this standard had no effect on the financial statements of the Company.

In December 2004, the FASB issued Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). This position provides guidance under FASB Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes", with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. We have considered FSP No. 109-2 and have determined that this pronouncement is not applicable to our current operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We have considered SFAS 153 and have determined that this pronouncement is not applicable to our current operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB Opinion No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).

                            CARSUNLIMITED.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We have considered SFAS 153 and have determined that this pronouncement is not applicable to our current operations.

In November 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - An amendment of SFAS No. 66 and 67". The statement provides guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those costs is subject to guidance in SOP 04-2. SFAS 152 is effective for fiscal years beginning after June 15, 2005. We have considered SFAS 152 and have determined that this pronouncement is not applicable to our current operations.

NOTE 3. INCOME TAXES

We have a net operating loss (NOL) carryforward as follows:

Year             Expiration                      Estimated
                     Date        Amount          Tax Asset
                     ----        ------          ---------
2000                 2020       (565,268)         $197,800
2001                 2021       (192,233)           53,400
2002                 2022        (58,621)           20,500
                               ---------          --------
2003    Taxable gain from
         including forgiveness
         of salaries payable
         of $ 108,490  in
         taxable income           95,368           (26,700)
2004                 2024        (26,065)            9,000
                               ---------          --------
                                (746,814)          254,000
Less: Valuation allowance      =========          (254,000)

                                                        --
                                                  ========

                            CARSUNLIMITED.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES (continued)

The statutory tax rate of Cars is approximately 34%. The potential tax benefits of the net operating loss carryforwards are completely offset by a valuation allowance of the same amount because it is more likely than not that the Company may not realize future taxable income. Furthermore, because of the changes in the ownership of the major shareholders, the Internal Revenue Code severely limits any future benefits of the net operating loss carryforward.

The valuation allowance was increased from $245,000 in 2003 to $254,000 in 2004 due to recognition of $26,065 additional loss carryforward.

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

                            CARSUNLIMITED.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 6. RELATED PARTY TRANSACTIONS (continued)

Transactions with Management

2. On July 1, 2003, we entered into a credit facility with ODC Partners, LLC as described in Note 7 below. Daniel Myers, our Chairman and President, is the managing member of ODC. Under the Credit Facility, the Company borrowed $25,000 during the year ended December 31, 2004. The ODC converted $5,000 of the loan to 500,000 shares of common stock in 2004.

NOTE 7. CONVERTIBLE NOTES PAYABLE AND CREDIT FACILITY

On July 1, 2003, ODC Partners, LLC, the Company's largest shareholder, entered into a Revolving Convertible Credit Facility with Cars, which requires ODC to lend us up to $100,000 during the credit period. The loans will be evidenced by promissory notes which bear interest at the rate of prime plus 2% and are due and payable on June 30,2003. The loans are convertible, at the option of ODC Partners into common stock of the Company at the rate of $.01 per share.

In 2003, Cars issued a Convertible one-year promissory note in the amount of $15,000 with interest to be paid until maturity at a rate of prime plus two percent (2%). The note agreement provided that after a 10 days notice, we may prepay the Note without penalty. The Holder of the Note may elect to have all or a portion of accrued and unpaid interest converted into a number of shares of the Common Stock at a Conversion Price of $0.01 per share.

In 2003, the note holder converted $23,000 of notes to 2,300,000 shares of common stock. The market prices of the Company shares were unavailable in 2003. The Company estimated the beneficial conversion feature was not material.

In 2004, the Company incurred an additional liability of $26,617 for monies advanced under the convertible note payable and related accrued interest. The additional debt and interest amount are convertible to 2,661,700 shares of common stock. In computing the marketability discount for our restricted stock, we determined the cost of buying a put option to cover the period of the stock was not liquid, the cost to purchase the right to sell the stock for the exercise price at the date the note holder is legally allowed to begin selling. Since there are no publicly traded options on our stock, we used the Black-Scholes Option Pricing Model to calculate a reasonable price for the put. Our estimate was based on a two year duration of the restrictions, the expected volatility of the returns on the stock of approximately 200%, the current price of the stock of $0.13 to $ 0.18, the exercise price $0.01, and the risk free interest rate of approximately 4.5%.

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

                            CARSUNLIMITED.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. COMMON STOCK

In 2000, we intended to raise $150,000 by offering 1,500,000 units at a price of $0.10 per unit, each unit consisting of one share of common stock valued at $0.10 per share and an option to purchase three warrants exercisable at $0.30 per warrant. The Private Placement Offering (PPO) was offered without registration under the Securities Act of 1933 or under the securities laws of any state. Through December 31, 2000, the Company raised $150,000 in the first round of financing and expected to have the warrants exercised at $0.30 per warrant in the following year. These warrants were not exercised and expired.

In 2001, we issued 1,025,000 restricted shares for consulting services. These shares were valued at approximately $0.01, which represented 50% of the market price of unrestricted shares, at the time of issue.

During 2003, We issued 3,600,000 shares of common stock as follows:

      1. On June 11, 2003, as part of the Share Purchase Agreement, the Company issued 100,000 shares of common stock to Anthony Genova, Jr., a previous officer and principal shareholder. The shares were valued at $1,000 or $0.01 per share, and issued in partial payment of salaries payable to him.

      2. On December 11, 2003, Mr. Genova exercised an option, provided to him under the Share Purchase Agreement, to acquire 100,000 shares of stock for $100.

      3. On November 6, 2003, ODC Partners, LLC., converted its $15,000 and $8,000 loan dated June 20, 2003, and August 13, 2003, into 1,500,000 and 800,000 shares of common stock, respectively. The shares were valued at $23,000, or $ 0.01 per share.

      4. On December 11, 2003, 100,000 shares of common stock were issued to Seth Farbman, Esq., our previous attorney, in full payment of all liabilities owed to him; the shares were valued at $1,000.

      5. On December 11, 2003, we issued 500,000 to Anthony Muratore for past consulting services, the shares were valued at $5,000.

      6. In January 2004, the Company issued 500,000 shares of common stock in exchange for $5,000 convertible note payable.

                            CARSUNLIMITED.COM, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 9. SUBSEQUENT EVENT

On January 18, 2005, the Company announced that it had entered into a preliminary letter of intent to acquire Sea Change Group, LLC ("SCG"), a privately held New York State limited liability company. The letter of intent contemplates the acquisition occurring pursuant to a merger or share exchange transaction in which SCG would become a wholly-owned subsidiary of the Company. The transaction is subject to the negotiation and execution of a definitive agreement, satisfactory due diligence review by both parties and approval of members of SCG, financing contingencies and completion of other conditions precedent as are customary to agreements of this nature.

In March 2005, we issued and sold 750,000 shares of our common stock to three investors at $0.10 per share for an aggregate purchase price of $75,000.

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

Prior to engaging Bloom & Co., LLP, we consulted with Bloom and Co., LLP as to its qualifications, experiences and ability to audit our financial statements. Cars and Bloom & Co., LLP did not have substantive discussions regarding the application of accounting principles to a specified transaction, either complete or proposed, or the type of audit opinion that might be rendered on our financial statements and there are no reports nor written or oral advice provided by the new accountants used in deciding to retain Bloom & Co., LLP. Further, as noted, there was no matter that was the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K, promulgated by the Securities and Exchange Commission.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

Our Bylaws provide that we shall have a minimum of one director on the Board at any one time. Vacancies are filled by a majority vote of the remaining directors then in office. During the year ended December 31, 2004, the sole director and executive officer of the Company was as follows:


NAME  AND  ADDRESS         AGE           POSITIONS  HELD
---------------            ---           ---------------
DANIEL MYERS               33            Director, President and CEO

DANIEL MYERS

Daniel Myers is a Registered Representative of Sloan Securities, Inc. a registered broker-dealer and member of the NASD. Since April, 2003, Mr. Myers has been the Managing Director and Co-Founder of Ocean Drive Capital, LLC and Ocean Drive Holdings, LLC, a privately held investment fund. Prior to joining Sloan in June 2003, Mr. Myers was Managing Director of Investment Banking at Atlas Capital services, a registered broker-dealer and a member of NASD. Mr. Myers was an Investment Banker at Sunrise Securities, a registered broker-dealer and a member of NASD, from 1999-2001, where he was responsible for raising more than $50 million for Biotechnology and Hi-Tech companies. From 1998-2000, Mr. Myers was an Investment Banker at Beta Capital where he was responsible for raising $20 million for private technology companies. From 1993-1997, Mr. Myers managed the estates of high net worth individuals and from 1991-1992 was a Real Estate investment banker with DJR Capital where he was involved in raising $500 million in debt financing for New York State Real Estate developers. Mr. Myers graduated in 1990 from New York University with a BS in Finance. Mr. Myers currently holds a Series 62 license.

(b)   Significant Employees.

Other than the officers and directors, there are no employees who are expected to make a significant contribution to our corporation.

(c)   Family Relationships.

None.

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

(e)   CODE OF ETHICS

On March 30, 2005 our Board of Directors adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2004 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.
                                       10

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning compensation awarded to, earned by or paid to Daniel Myers, our Chairman and Chief Executive Officer, for the year ended December 31, 2004. Our president did not receive a salary and cash bonus in excess of $100,000 for services rendered during those years.



                           SUMMARY COMPENSATION TABLE
                             Long-Term Compensation
                          -----------------------------
         Annual  Compensation         Awards        Payouts
        ---------------------         ------        -------
Name  and                             Restricted
Principal                             Stock        Other($)
Position(s)        Year    Salary($)  Bonus($)   Compensation Awards  (# shares)

Daniel Myers         2004       --        --           --        --        --
                     2003       --        --           --        --        --
                     2002       --        --           --        --        --

      (1) Carsunlimited.com has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 2004 and 2003.

Employment Agreements.

Currently, we have no written employment agreements with our key officer and director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date of this report regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group, and by each person who beneficially owns in excess of five percent of the common stock.

The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under those rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which that person or entity has the right to acquire within sixty days after March 30, 2005. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

                                  Number of Shares                   Percentage
                                                         Nature of      of
        Name and Address       Title        Owned        Ownership   Ownership
        ----------------       -----      ---------      ----------  -----------

Security Ownership of Beneficial Owners (1)
-----------------------------------------

ODC Partners, LLC              Common     22,231,000     Beneficial      72.0%
444 Madison Avenue, 18th Floor
New York, NY 10022

Daniel Myers                   Common     22,231,000      Beneficial     72.0%
444 Madison Avenue, 18th Floor
New York, NY 10022

Officers and Directors as a group

      (1) Such figures are based upon 30,875,000 shares of our common stock issued and outstanding as of March 30, 2005. Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

      (2) Mr. Myers has sole voting and disposition power over the shares held by OCD Partners as its managing member.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ODC Partners, LLC on July 1, 2003, entered into a Revolving Convertible Credit Facility with the Company, which requires ODC to lend the Company up to $100,000 during the credit period. The loan will be evidenced by promissory note which bears interest at the rate of prime plus 2% and is due and payable on June 30,2003. The loans are convertible, at the option of ODC Partners into common stock of the Company at the rate of $.01 per share. Daniel Myers, our Chairman and President, is the manager of ODC Partners, LLC.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-KSB:

(1)   Exhibits

Exh.
No.               Description
---               -----------

14.1              Code of Ethics

23.1              Consent of Bloom & Co., LLP

31.1              Certification pursuant to Rule 13a-14(a) and 15d-14(a).

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

There were no reports filed on a Form 8-K for the fourth quarter of the fiscal year ended December 31, 2004.

ITEM 14. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Within 90 days prior to the date of this report ("Evaluation Date"), CarsUnlimited carried out an evaluation under the supervision and with the participation of its Chief Executive Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer has concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act.

(b)   Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Item 15. Principal Accounting Fees And Services

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2004 and 2003 by Bloom & Co., LLP, our auditors:


                                              2004           2003
                                              ----           ----

      Audit Fees (1)                       $ 7,500       $ 12,632
      Non-Audit Fees:

      Audit Related Fees(2)                     --             --
      Tax Fees(3)                              453          1,000
      All other Fees(4)                         --             --
                                           -------        -------

         Total Fees paid to Auditor        $ 7,953        $13,632
                                           =======        =======


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

The Board of Directors has considered the role of Bloom & Co., LLP in providing certain tax services to Cars and has concluded that such services are compatible with Bloom & Co., LLP's independence as our auditors. In addition, the Board of Directors has approved providing certain tax services since the effective date of the SEC rules. The rule states that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved. The Board of Directors will continue to pre-approve all audit and permissible non-audit services provided by the independent auditors until an audit committee is formed which will then he responsible for approving audit fees. We are looking for new Board members who would be qualified to serve on an audit committee.

The Board of Directors has adopted a policy for the pre-approval of services provided by the independent auditors, pursuant to which it may pre-approve any service consistent with applicable law, rules and regulations. Under the policy, the Board of Directors may also delegate authority to pre-approve certain specified audit or permissible non-audit services to one or more of its members, including the Chairman. A member to whom pre-approval authority has been delegated must report its pre-approval decisions, if any, to the Board of Directors at its next meeting, and any such pre-approvals must specify clearly, in writing, the services and fees approved. Unless the Board of Directors determines otherwise, the term for any service pre-approved by a member to whom pre-approval authority has been delegated is twelve months.


SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on April 12, 2005.


CarsUnlimited.Com, Inc.


By: /s/ Daniel Myers
--------------------

Daniel Myers
Chairman of the Board, President and CEO

                            CARSUNLIMITED.COM, INC.

CONSENT OF CERTIFIED PUBLIC ACCOUNTANT

We consent to the incorporation by reference in this Annual Report on Form 10-KSB of CarsUnlimited.Com, Inc. of our report dated March 30, 2005, included in the Annual Report to Stockholders of CarsUnlimited.Com, Inc.

BLOOM & CO.,LLP
S/BLOOM AND COMPANY
Hempstead, New York 11550
March 30, 2005