Form 10QSB
period 2005-03-31
CARSUNLIMITED COM INC
filed 2005-05-23
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly period ended March 31, 2005


[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


         For the transition period from ______________ to ______________


                        Commission file number 000-28195


                             CARSUNLIMITED.COM, INC.
        (Exact name of small business issuer as specified in its charter)


         Nevada                                          11-3535204
         ------                                          ----------
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

                                   Yes[X] No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 30,950,000 shares of common stock, par value $0.001 per share, as of May 23, 2005.

                             CARSUNLIMITED.COM, INC.
                              INDEX TO FORM 10-QSB


Contents                                                                                  PAGE
PART I.         FINANCIAL INFORMATION

ITEM 1:        Condensed Unaudited Financial Statements                                     3

               Consolidated Balance Sheets - March 31, 2005 (unaudited)                     3
               and December 31, 2004

               Consolidated Statements of Operations for the Three Months Ended             4
               March 31, 2005 and 2004 and from inception on March 7, 2000 to
               March 31, 2005 (Unaudited)

               Consolidated Statements of Cash Flows Operations for the Three               5
               Months Ended March 31, 2005 and 2004 and from inception on March 7,
               2000 to March 31, 2005 (Unaudited)

               Notes to Condensed Unaudited Financial Statements                            6

ITEM 2:        Management Discussion and Analysis                                          11

ITEM 3:        Controls and Procedures                                                     14

PART II.       OTHER INFORMATION

ITEM 1:        Legal Proceedings                                                           15

ITEM 2:        Unregistered Sales of Equity Securities and Use of Proceeds                 15

ITEM 3:        Defaults Upon Senior Securities                                             15

ITEM 4:        Submission of Matters to Vote of Security Holders                           15

ITEM 5:        Other Information                                                           15

ITEM 6:        Exhibits and Reports on Form 8-K                                            15

               Signatures

               Certifications

PART I.  FINANCIAL INFORMATION

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                      MARCH 31, 2005 and DECEMBER 31, 2004


                                     ASSETS

                                                          March 31       December 31
                                                            2005             2004
                                                         ---------        ---------
                                                         Unaudited         Audited
                                                         ---------        ---------
Cash                                                     $  58,122        $  10,672
                                                         ---------        ---------
           Total Current Assets                             58,122           10,672

Equipment and furniture, net                                    --               --
Security deposits                                               --               --
                                                         ---------        ---------
Prepaid legal fees                                              --

Total Assets                                             $  58,122        $  10,672
                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Account payable and accrued expenses                        65,771           57,912
Salaries payable - officer                                      --               --
Loans Payable Shareholder                                   34,250           34,250
                                                         ---------        ---------

Total Current Liabilities                                  100,021           92,162

Stockholders' (Deficit):
Common stock, $0.001 par value; and 30,625,000 and          31,125           30,125
29,625,000 shares issued and outstanding on
March 31, 2005 and December 31, 2004

Additional paid-in capital                                 888,345          789,345
             (Less) subscriptions receivable                  (200)            (200)

(Deficit) accumulated during the development stage        (961,169)        (900,760)
                                                         ---------        ---------

Total Stockholders' (Deficit)                              (41,899)         (81,490)
                                                         ---------        ---------

Total Liabilities and Stockholders' Deficit              $  58,122        $  10,672
                                                         =========        =========

             See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                AND INCEPTION ON MARCH 7, 2000 TO MARCH 31, 2005
                                  (UNAUDITIED)

                                                Three Months                 From Inception
                                              Ended March 31,          March 7, 2000 to March 31,
                                                   2005                2004                 2005
                                               ------------        ------------        ------------
                                                Unaudited           Unaudited            Unaudited
                                               ------------        ------------        ------------

Revenues:
Sales Commissions                              $         --        $         --        $    310,403

Costs and Expenses:
Professional Fees                                    57,521               2,594             344,991
Salaries and related taxes                               --                  --             423,010
Commissions                                              --                  --              71,717
General and Administrative                              439               2,014             388,956
                                               ------------        ------------        ------------

Total Costs and Expenses                             57,960               4,608           1,228,674
                                               ------------        ------------        ------------

Operating Loss                                      (57,960)             (4,608)           (918,271)
                                               ------------        ------------        ------------

Other Income:
Interest Income                                          --                  --                 213
Interest Expense                                     (2,449)                 --             (52,662)
                                               ------------        ------------        ------------

Income (loss) before Extraordinary items       $    (60,409)       $     (4,608)       $   (970,720)
                                               ------------        ------------        ------------

Gain from Extinguishments, Net                           --                  --               9,551
                                               ------------        ------------        ------------

Net Income (loss)                              $    (60,409)       $     (4,608)       $    (961,169)
                                               ============        ============        =============

Net (loss) Per Common Share                    $      (.002)       $       (.00)       $      (.035)
                                               ------------        ------------        ------------

Weighted Average Common Shares                   30,125,000          29,875,000           27,181904
                                               ============        ============        ============

             See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                AND INCEPTION ON MARCH 7, 2000 TO MARCH 31, 2005
                                  (UNAUDITIED)

                                              Three Months           From Inception
                                             Ended March 31,     March 7, 2000 to March 31,
                                                  2005             2004             2005
                                               ---------        ---------        ---------
Cash Flows From Operating Activities:

Net loss                                       $ (60,409)       $  (4,608)       $(961,169)

Adjustments to Reconcile Net Loss to
  Net Cash used in Operating Activities:
Depreciation and Amortization                         --               --            3,311
Write down of Fixed Assets                            --               --            6,377
Interest expense -
  Beneficial conversion                                                             50,213
Stock issued for Services                         25,000               --          360,350
Gain from Extinguishment of Debt                      --               --               --
Changes is Operating Current Assets                   --               --               --
   and Liabilities
Accounts payable and accrued expenses              7,859            3,794           65,771
Salaries payable-Officer                              --               --          113,212
Security Deposits                                     --               --               --
                                               ---------        ---------        ---------

Net cash provided by (Used in)                   (27,550)            (814)        (361,935)
                                               ---------        ---------        ---------
  Operating Activities

Cash Flows used in Investing Activities               --               --           (9,688)
                                               ---------        ---------        ---------

Purchase of equipment

Cash (Used) in Investing Activities                   --               --           (9,688)
                                               ---------        ---------        ---------

Cash Provided by Financing Activities
Issue of common stock for cash                    75,000               --          269,550
Notes payable                                         --               --           62,250
Additional paid-in capital                            --               --           97,745
                                               ---------        ---------        ---------

Net cash provided by (Used in)                    75,000               --          429,745
                                               ---------        ---------        ---------
 Financing Activities

Net increase in cash                              47,450             (814)          58,122

Cash at beginning of period                       10,672            2,143               --
                                               ---------        ---------        ---------

Cash at end of period                          $  58,122        $   1,329        $  58,122
                                               =========        =========        =========

See notes to condensed unaudited financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS

1. We issued 250,000 shares for services. The shares were valued at $0.10 per share.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of item 310(b) of Regulation S-B. Accordingly they do not include all of the information and footnotes necessary for a fair presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the interim condensed financial statements included herewith contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for their fair presentation. The unaudited interim condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004, filed on Form 10-KSB.

NATURE OF OPRATIONS

Carsunlimited.com, Inc. (the "Company") was formed in Nevada on March 7, 2000. The Company is a development stage company with limited operations and revenues and only nominal assets. Its intended purpose was to offer users the ability to search a database that contained products and information about the automobile industry, new and used car sales (classified ads), as well as automotive products such as extended warranty information and anti-theft body part marking. The Company has adopted December 31 as its year-end.

The Company tried to develop its website and its operations were limited to marketing various lease products directly through automobile dealers. The Company arranged for the dealer to market the products to their automotive customers and collect the costs and fees. The Company received commissions from the third party administrators.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


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

Income Taxes

The Company had a net operating loss ("NOL") carryforward expiring in 2022. No tax benefit has been reported in the financial statements because the potential tax benefit of the net operating loss carryforwards are completely offset by a valuation allowance of the same amount because of the uncertainty of the Company realizing future taxable income. Also, because of substantial changes in ownership of the Company stock, the NOL is subject to severe Internal Revenue Code limitations.

Going Concern

The Company a development stage company with limited operations, no substantial, continuing source of revenues, only nominal assets, and working capital and stockholders' deficits. Present operations require substantial capital and until revenues are sufficient to fund ongoing operations. We will be highly dependent on external sources of financing to allow us the opportunity to find a suitable operating entity. The Company has no internal sources of liquidity and does not expect to generate any positive cash flows in the immediate future. These conditions raise substantial doubt about its ability to continue as a going concern.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NEW ACCOUNTING PRONOUNCEMENTS

In November 2003 and March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus reached requires companies to apply new guidance for evaluation whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosure of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. In September 2004, the adoption date of the consensus was indefinitely delayed as it relates to the measurement and recognition of impairment losses for all securities in the scope of paragraphs 10-20 of Issue No. 03-1. The disclosures prescribed by Issue No. 03-1 and guidance related to impairment measurement prior to the issuance of this consensus continue to remain in effect. Adoption is not expected to have a material impact on the Company's consolidated earnings, financial position or cash flows.

In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132(R) "Employers' Disclosure about Pensions and Other Post-retirement Benefits." ("SFAS No. 132(R)") This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The expanded disclosure require that plan assets be segregated by category, such as debt, equity and real estate, and that disclosures on certain expected rates of return be incorporated. SFAS No. 132(R) will also require us to disclose various elements of pension and post-retirement benefit costs in interim-period financial statements. The Company adopted SFAS No. 132(R) in 2003. The Company does not have a pension plan or post retirement benefits.

In September 2004, the EITF reached a consensus regarding Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share," ("Issue No. 04-8") requiring that the dilative effect of contingent convertible debt instruments ("CoCos") be included in diluted earnings per share calculations for all periods (if dilutive), regardless of whether the triggering contingency has been satisfied. Adoption of Issue No. 04-8 requires retroactive restatement of prior period dilutive earnings per share for CoCos outstanding at the implementation date. The Company does not have contingently convertible instruments and the adoption of this consensus for periods ending after December 15, 2004 did not have a material impact on diluted earnings per share for the three months ended March 31, 2005.

In September 2004, the EITF reached a consensus on Issue No. 04-1 "Accounting for Preexisting Relationships between the Parties to a Business Combination," which requires that preexisting relationships between two parties of a business combination be settled prior to the combination. The EITF also addresses the measurement and recognition of settlements related to preexisting receivables and payables, executory contracts, intangible asset rights, and gain settlements among the parties to a business combination. This consensus is effective for the fiscal year 2005. Adoption did not have a material impact on our consolidated earnings, financial position or cash flows.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2004, the EITF reached a consensus on Issue No. 04-10, "Applying Paragraph 19 of FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS No. 131"), in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." ("Issue No. 04-10") Issue No. 04-10 clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria in paragraph 17 of SFAS No. 131, but also falls below the quantitative criteria that would dictate that the segment be reported separately. The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria in paragraph 17 of SFAS No. 131. Although Issue No. 04-10 was to be effective immediately, in November 2004 the EITF delayed the implementation of this issue in order to have its effective date coincide with a related FASB Staff Position ("FSP"), which will clarify the meaning of similar economic characteristics. Issue No. 04-10 is to be applied by retroactive restatement of previous periods. Adoption of Issue No. 04-10 is not expected to have an impact on the Company's consolidated earnings, financial position or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4," which adopts wording from the International Accounting Standards Board's ("IASB") IAS 2 "Inventories" in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment to the wording was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The Statement is effective beginning in fiscal year 2007. Adoption is not expected to have a material impact on the Company's consolidated earnings, financial position or cash flows.

In December 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." ("FSP 109-1") The FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes," and not as a tax rate reduction. The Qualified Production Activities Deduction will not impact our consolidated earnings, financial position or cash flows for fiscal year 2005 because the deduction is not available to the Company. The Company is currently evaluating the effect that this deduction will have in subsequent years.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employee. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the fiscal year 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used in valuing share-based payments the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, the Company may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach the Company would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method the Company would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, the Company would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. The Company would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. The Company is currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2004, the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). This position provides guidance under FASB Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes", with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. The Company does not have accumulated income earned abroad and The Act and the FSP No. 109-2 do not have any effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The Company has considered SFAS 153 and have determined that this pronouncement is not applicable to its current operations.

In November 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions- An amendment of SFAS No. 66 and 67" ("SFAS 152"). This statement amends SFAS No. 66," Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions which is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transaction." ("SOP 04-2") This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those costs is subject to guidance in SOP 04-2. SFAS 152 is effective for fiscal years beginning after June 15, 2005. The Company has considered SFAS 152 and have determined that this pronouncement is not applicable to its current operations.

NOTE 6. COMMON STOCK

The Company sold 750,000 shares of common stock for $75,000.


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

Analysis of Financial Condition.

As of March 31, 2005, we had cash reserves of $58,122 and no other liquid assets or resources. From December 31, 2004 our cash had increased by $47,450. On March 31, 2005, we had total current liabilities of $100,021 compared with $92,162 on December 31, 2004. Our liabilities include accounts payable of $65,771 and loan payable to shareholder of $34,250. We will need additional capital to implement our business plans successfully. If we are not able to raise sufficient capital through the sale of equity or debt, we may not be able to successfully implement our business plan.

Results of Operations

Carsunlimited.com had no revenues for the three months ended March 31, 2005 and for the period ending March 31, 2004. The Company had no sales activities in 2004 and the three months ended March 31, 2005.

Expenses for professional services increased by approximately 222% from $2,594 to $57,521 for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2005.

General and administrative expenses decreased by 78% to $439 for the three months ended March 31, 2005, as compared to $2,014 in the same period of the previous year. The total expenses increased by 116% to $57,960 during the three-month period ending March 31, 2005 compared to $4,608 for the quarter ended March 31, 2004. Decreased expenses were also attributed to the terminated sales and operation in 2004.

We had a net loss of $60,409 for the three-month period ending March 31, 2005 compared to a net loss of $4,608 for the period ending March 31, 2004. The increase in net loss is attributed to an increase in our professional expenses for the period.

Plan of Operations

On June 11, 2003, Anthony Genova, Jr., Lawrence Genova, William Quinn, Joseph Marks, Mark Makropoplous, (collectively, "Sellers"), the former majority stockholders and officers and directors of Carsunlimited.com, Inc. entered into a share purchase agreement (the "Share Purchase Agreement") with ODC Partners, LLC ("ODC") which was consummated on June 13, 2003. Pursuant to the Share Purchase Agreement, ODC purchased 19,931,000 shares of the Company's common stock, par value $.001 per share owned by the Sellers for an aggregate purchase price of $69,793.00. Now ODC owns 76% of the outstanding shares of the Company and is considered the controlling entity.

In connection with the transaction, the Company's principal executive offices are now located at 444 Madison Avenue, 18th Floor, New York, New York 10022.

As contemplated by the Share Purchase Agreement, signed on June 13, 2003, by action of the board of directors of the Company (the "Board"), the number of persons comprising the Board was increased from five persons to six persons. As a result of this action, and the Board resignations of Messrs. Marks, Makropoplous, Quinn and Lawrence Genova on June 13, 2003, there then existed four vacancies on the Board. Anthony Genova, Jr., the remaining member of the Board, appointed Mr. Daniel Myers, as designee of ODC, to fill one of the vacancies. In addition, also by action of the Board, the number of persons comprising the Board will be decreased to one (1) person, effective ten days following the mailing of an Information Statement to all stockholders of the Company in compliance with Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1. On December 27, 2003, 10 days after the mailing of an information statement of Form 14f-1, Mr. Genova's resignation as a member of the board of directors became effective.

As part of the agreement, Anthony J. Genova, Jr. resigned and converted $100,000 of accrued salaries due to him in the form of 100,000 shares of common stock. As of June 13, 2003, Daniel Myers became our the sole director and executive officer.

Liquidity and Capital Resources

Since inception, we have used more cash than we have generated. Because of the continued need for working capital to fund the business, we expect to experience negative operating cash flow for the foreseeable future.

On July 1, 2003, ODC Partners, LLC("ODC"), our largest shareholder, entered into a Revolving Convertible Credit Agreement with the Company, which requires ODC to lend the Company up to $100,000 during the credit period. The loan will be evidenced by a promissory note which bears interest at the rate of prime plus 2% and was due and payable on June 30, 2004. The loans are convertible, at the option of ODC into common stock of the Company at the rate of $.01 per share. We issued 250,000 shares valued at $25,000 in exchange for consulting services.

On May 5, 2005, the Company issued a press release announcing that the letter of intent to acquire Sea Change Group, LLC, a privately held New York limited liability company, had been terminated.

Outlook

At this time we do not have the financial resources to attain profitable operations. We maintain our Revolving Convertible Credit Facility with ODC Partners under which ODC Partners will lend us up to $100,000. Additionally, in March 2005, we sold 750,000 shares of our common stock at $0.10 per share to three accredited investors.


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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2005, we sold 750,000 shares of our common stock to accredited investors for $75,000. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

In March 2005, we issued 250,000 shares of our common stock for services valued at $25,000. This transaction was exempt from registration pursuant to Regulation D promulgation under the securities act of 1933.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K


(a) Exhibits

31.1 Certification of CEO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2 Certification of CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1 Certification of Daniel Myers, Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2 Certification of Daniel Myers, Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.


(b) Reports on Form 8-K

On January 18, 2005, the Company filed a Current Report on Form 8-K regarding a press release announcing that it had entered into a preliminary letter of intent to acquire Sea Change Group, LLC, a privately held New York limited liability company.

On February 16, 2005, the Company filed a Current Report on Form 8-K announcing that the Company had increased its number of authorized shares from fifty million shares to three hundred million shares of common stock and authorized for issuance one hundred million shares of preferred stock. The Board of Directors and a majority of the issued and outstanding shares of capital stock of the Company approved the increase in the authorized shares.

On March 15, 2005, the Company filed a Current Report on Form 8-K regarding that the Company completed a private sale of 750,000 shares of its common stock to accredited investors at a price of $0.10 per share and the Company received $75,000 in gross proceeds.

                                CARSUNLIMITED.COM

SIGNATURES:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Carsunlimited.com
(Registrant)


Date:  May 23, 2005


/s/Daniel Myers
---------------
Chief Executive Officer,
President and Director - Daniel Myers