Form 10QSB
period 2005-06-30
CARSUNLIMITED COM INC
filed 2005-08-22
CIK 1118159

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

For the Quarterly period ended June 30, 2005

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


            444 Madison Avenue, 23rd Floor, New York, New York 10022
                    (Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 31,125,000 shares of common stock, par value $0.001 per share, as of August 17, 2005.

                             CARSUNLIMITED.COM, INC.
                              INDEX TO FORM 10-QSB

Contents                                                              PAGE

PART I.  FINANCIAL INFORMATION                                          1

ITEM 1: Condensed Unaudited Financial Statements                        1

Balance Sheets as of June 30, 2005 (Unaudited)
         and December 31, 2004 (Audited)                                1

Statements of Operations for the Six Months Ended June 30, 2005
 and 2004 and for the period from inception on March 7, 2000 to
 June 30, 2005 (Unaudited)                                              2

Statements of Operations for the Three Months Ended June 30, 2005
 and 2004 and for the period from inception on March 7, 2000 to
 June 30, 2005 (Unaudited)                                              4

Statements of Cash Flows Operations for the Six Months Ended
 June 30, 2005 and 2004 and  for the period from inception on
 March 7, 2000 to June 30, 2005 (Unaudited)                             5

Notes to Condensed Unaudited Financial Statements                       7

ITEM 2:  Management Discussion and Analysis                            13

ITEM 3:  Controls and Procedures                                       16

PART II. OTHER INFORMATION

ITEM 1:  Legal Proceedings                                             17

ITEM 2:  Unregistered Sales of Equity Securities                       17

ITEM 3:  Defaults Upon Senior Securities                               17

ITEM 4: Submission of Matters to a Vote of Security Holders            17

ITEM 5: Other Information                                              17

ITEM 6: Exhibits and Reports on Form 8-K                               17

Signatures                                                             18

Certifications                                                         19

PART I.  FINANCIAL INFORMATION

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                       June 30, 2005 and December 31, 2004


                                                                  June 30, 2005   December 31, 2004
                                                                    Unaudited          Audited
                                                                     ---------        ---------
                                    ASSETS

 Cash                                                                $  54,875        $  10,672
                                                                     ---------        ---------

 Total Current Assets                                                   54,875           10,672
                                                                     ---------        ---------

 Total Assets                                                        $  54,875        $  10,672
                                                                     =========        =========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Account payable and accrued expenses                                $  86,660        $  57,912
 Payroll taxes payable                                                      --               --
 Notes payable-convertible                                              34,250           34,250
                                                                     ---------        ---------

 Total Current Liabilities                                             120,910           92,162

 Stockholders' Equity (Deficit):
 Common stock, $0.001 par value;
   and 31,125,000 and 30,125,000 shares
    issued and outstanding on
 June 30, 2005 and December 31, 2004                                    31,125           30,125
 Additional paid-in capital                                            888,346          789,345
(Less) subscriptions receivable                                           (200)            (200)
 (Deficit) accumulated during
  The development stage                                               (985,306)        (900,760)
                                                                     ---------        ---------

 Total Stockholders' Deficit                                           (66,035)         (81,490)
                                                                     ---------        ---------
Total Liabilities and
  Stockholders' Deficit                                              $  54,875        $  10,672
                                                                     =========        =========


             See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                 AND INCEPTION ON MARCH 7, 2000 TO JUNE 30, 2005
                                  (UNAUDITIED)


                                                                             From Inception
                                               Six Months Ended             March 7, 2000 to
                                                    June 30                     June 30,
                                            2005               2004               2005
                                        -----------        -----------        -----------
Revenues:
Sales Commissions                       $        --        $        --        $   310,403
                                        -----------        -----------        -----------

Total Revenue                                    --                 --            310,403

Costs and Expenses:
Professional fees                            78,722             14,150            366,192
Salaries                                         --                 --            423,010
Commissions                                      --                 --             71,717
General and administrative                    3,161              4,127            391,678
                                        -----------        -----------        -----------

 Total Costs and Expenses                    81,883             18,277          1,252,597
                                        -----------        -----------        -----------

Operating Loss                              (81,883)           (18,277)          (942,194)

Other income and expenses:
Interest income                                  --                 --                213
Interest expense                             (2,662)                --            (52,875)
                                        -----------        -----------        -----------

Loss before extraordinary gain              (84,545)           (18,277)          (994,856)
Extraordinary gain:
Gain from extinguishments of debt                --                 --              9,551
                                        -----------        -----------        -----------

Net income (loss)                       $   (84,545)       $   (18,277)       $  (985,305)
                                        ===========        ===========        ===========

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                 AND INCEPTION ON MARCH 7, 2000 TO JUNE 30, 2005
                                  (UNAUDITIED)
                                   (CONTINUED)


Earnings (loss)per common share:

Income from operation                  $       (0.00)       $       (0.00)       $       (0.03)
Extraordinary gain                                --                   --                   --
                                       -------------        -------------        -------------

Net income (loss)                      $       (0.02)       $       (0.00)       $      (0.035)
                                       =============        =============        =============

Weighted average common shares            30,125,000           30,092,033           27,181,904
                                       =============        =============        =============


See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


                                                      Three Months Ended
                                                           June 30
                                                   2005                2004
                                               ------------        ------------

Revenues:
Sales Commissions                              $         --        $         --
                                               ------------        ------------
Total Revenue                                            --                  --

Costs and Expenses:
Professional fees                                    21,201              11,556
Salaries                                                 --                  --
Commissions                                              --                  --
General and administrative                            2,722               2,113
                                               ------------        ------------

 Total Costs and Expenses                            23,923              13,669
                                               ------------        ------------

Operating Loss                                      (23,923)            (13,669)


Other income and expenses:
Interest expenses                                      (213)                 --
                                               ------------        ------------

Income (loss) before Extraordinary items            (24,136)            (13,669)
                                               ------------        ------------

Extraordinary gain:
Gain from extinguishments of debt                        --                  --
                                               ------------        ------------

Net loss                                       $    (24,136)       $    (13,669)
                                               ============        ============

Earnings per common share:

Income from operation                          $      (0.00)       $      (0.00)
Extraordinary gain                                     0.00                  --
                                               ------------        ------------

Net income                                             0.00               (0.00)
                                               ============        ============

Weighted average common shares                   30,125,000          30,125,000
                                               ============        ============


See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                 AND INCEPTION ON MARCH 7, 2000 TO JUNE 30, 2005
                                  (UNAUDITIED)

                                                                               From Inception
                                                   Six Months Ended           March 7, 2000 to
                                                        June 30,                  June 30,
                                                 2005             2004             2005
                                               ---------        ---------        ---------
Cash Flows From Operating Activities:
 Net loss (gain)                               $ (84,545)       $ (18,277)       $(985,305)
Adjustments to reconcile net loss to
  net cash used in Operating Activities:
Depreciation and Amortization                         --               --            3,311
Write down of fixed assets                            --               --            6,377
Interest exp - beneficial conversion                  --               --           50,213
Stock issued for services                             --               --          360,350
Accounts payable and accrued expenses             28,748           (5,987)          86,660
Salaries payable - Officer                            --               --          113,212
109,734
                                               ---------        ---------        ---------

Net cash provided by (Used in)
  Operating Activities                           (55,797)         (24,264)        (365,182)

Cash Flows used in Investing Activities
Purchase of equipment                                 --               --           (9,688)
                                               ---------        ---------        ---------

Cash (Used) in Investing Activities                   --               --           (9,688)
                                               ---------        ---------        ---------

Cash Provided by Financing Activities
Common stock                                       1,000            5,000          269,750
Notes payable convertible                         99,000           34,250           62,250
Additional paid in capital                            --               --           97,745
                                               ---------        ---------        ---------

Net cash provided by (Used in)
 Financing Activities                            100,000           39,250          429,745
                                               ---------        ---------        ---------

See notes to condensed unaudited financial statements.

                            CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                 AND INCEPTION ON MARCH 7, 2000 TO JUNE 30, 2005
                                  (UNAUDITIED)
                                   (CONTINUED)


                                                          From Inception
                                      Six Months Ended   March 7, 2000 to
                                          June 30             June 30,
                                    2005          2004          2005
                                  -------       -------       -------

Net increase in cash               44,203        14,986        54,875
Cash at beginning of period        10,672         2,143            --
                                  -------       -------       -------

Cash at end of period             $54,875       $17,129       $54,875
                                  =======       =======       =======


See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

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

NATURE OF OPERATIONS

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

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts, which approximate fair value.

Income (Loss) Per Common Share

Net (loss) per common share is based on the weighted average of common shares outstanding during the period.

Income Taxes

We have had a net operating loss ("NOL") carryforward expiring in 2022. No tax benefit has been reported in the financial statements because the potential tax benefit of the net operating loss carryforwards are completely offset by a valuation allowance of the same amount because of the uncertainty of the Company realizing future taxable income. Also, because of substantial changes in ownership of the Company stock, the NOL is subject to severe Internal Revenue Code limitations.

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

NEW ACCOUNTING PRONOUNCEMENTS

In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus reached requires companies to apply new guidance for evaluation whether an investment is other-than-temporarily impaired and also requires quantitative

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NEW ACCOUNTING PRONOUNCEMENTS (Continued)

and qualitative disclosure of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. In September 2004, the adoption date of the consensus was indefinitely delayed as it relates to the measurement and recognition of impairment losses for all securities in the scope of paragraphs 10-20 of Issue No. 03-1. The disclosures prescribed by Issue No. 03-1 and guidance related to impairment measurement prior to the issuance of this consensus continue to remain in effect. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132(R) "Employers' Disclosure about Pensions and Other Post-retirement Benefits." ("SFAS No. 123(R)"). This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The expanded disclosure require that plan assets be segregated by category, such as debt, equity and real estate, and that disclosures on certain expected rates of return be incorporated. SFAS No. 132(R) will also require us to disclose various elements of pension and post-retirement benefit costs in interim-period financial statements. We adopted SFAS No. 132(R) in 2003. The Company does not have a pension plan or post retirement benefits.

In September 2004, the EITF reached a consensus regarding Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share," ("Issue No. 04-8") requiring that the dilative effect of contingent convertible debt instruments ("CoCos") be included in diluted earnings per share calculations for all periods (if dilutive), regardless of whether the triggering contingency has been satisfied. Adoption of Issue No. 04-8 requires retroactive restatement of prior period dilutive earnings per share for CoCos outstanding at the implementation date. The Company does not have contingently convertible instruments and the adoption of this consensus for periods ending after December 15, 2004 did not have a material impact on diluted earnings per share for the six months ended June 30, 2005.

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

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In September 2004, the EITF reached a consensus on Issue No. 04-10, "Applying Paragraph 19 of FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS No. 131"), in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." ("Issue No. 04-10"). Issue No. 04-10 clarifies the criteria for aggregating an operating segment that does not meet all of the aggregation criteria in paragraph 17 of SFAS No. 131, but also falls below the quantitative criteria that would dictate that the segment be reported separately. The consensus reached would enable an entity to aggregate two or more segments that have similar economic characteristics and share a majority of the aggregation criteria in paragraph 17 of SFAS No. 131. Although Issue No. 04-10 was to be effective immediately, in November 2004 the EITF delayed the implementation of this issue in order to have its effective date coincide with a related FASB Staff Position (FSP), which will clarify the meaning of similar economic characteristics. Issue No. 04-10 is to be applied by retroactive restatement of previous periods. Adoption of Issue No. 04-10 is not expected to have an impact on our consolidated earnings, financial position or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4," which adopts wording from the International Accounting Standards Board's ("IASB") IAS 2 "Inventories" in an effort to improve the comparability of cross-border financial reporting. The FASB and IASB both believe the standards have the same intent; however, an amendment to the wording was adopted to avoid inconsistent application. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The Statement is effective beginning in fiscal year 2007. Adoption is not expected to have a material impact on our consolidated earnings, financial position or cash flows.

In December 2004, the FASB issued FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." ("FSP 109-1") The FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes," and not as a tax rate reduction. The Qualified Production Activities Deduction will not impact our consolidated earnings, financial position or cash flows for fiscal year 2005 because the deduction is not available to us. We are currently evaluating the effect that this deduction will have in subsequent years.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employee. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the fiscal year 2006. Under SFAS 123R, we must determine the appropriate fair value model to be used in valuing share-based payments the amortization method for compensation cost and the transition method to be used at the date of adoption. Upon adoption, we may choose from two transition methods: the modified-prospective transition approach or the modified-retroactive transition approach. Under the modified-prospective transition approach we would be required to recognize compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. Under the modified-retrospective transition method we would be required to restate prior periods by recognizing compensation cost in the amounts previously reported in the pro forma disclosure under SFAS No. 123. Under this method, we would be permitted to apply this presentation to all periods presented or to the start of the fiscal year in which SFAS No. 123R is adopted. We would also be required to follow the same guidelines as in the modified-prospective transition method for awards granted subsequent to adoption and those that were granted and not yet vested. We are currently evaluating the requirements of SFAS 123R and its impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not been determined whether the adoption will result in amounts similar to the current pro forma disclosures under SFAS 123.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

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

In November 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions- An amendment of SFAS No. 66 and 67". ("SFAS No. 152") This statement amends SFAS No. 66," Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions which is provided in AICPA Statement of Position ("SOP") 04-2, "Accounting for Real Estate Time-Sharing Transaction." ("SOP 04-2") This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those costs is subject to guidance in SOP 04-2. SFAS 152 is effective for fiscal years beginning after June 15, 2005. We have considered SFAS 152 and have determined that this pronouncement is not applicable to our current operations.


NOTE 6. COMMON STOCK

During the first quarter, we sold 750,000 shares of common stock for $75,000. We did not issue any shares for the quarter ended June 30, 2005.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

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

Analysis of Financial Condition.

As of June 30, 2005, we had cash reserves of $54,875 and no other liquid assets or resources. From December 31, 2004 our cash had increased by $44,203. On June 30, 2005, we had total current liabilities of $120,910 compared with $92,162 on December 31, 2004. Our liabilities include accounts payable of $86,660 and loan payable to shareholder of $34,250. We will need additional capital to implement our business plans successfully. If we are not able to raise sufficient capital through the sale of equity or debt, we may not be able to successfully implement our business plan.

Results of Operations

Carsunlimited.com had no revenues for the six months ended June 30, 2005 and for the period ending June 30, 2004. The Company had no sales activities in 2004 and the three months ended June 30, 2005.

Expenses for professional services increased by 456% from $14,150 to $78,722 for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2005. The main reason for this increase was professional fees associated with audit matters.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


Results of Operations (Continued)

General and administrative expenses decreased by 23% from $3,161 for the six months ended June 30, 2005, as compared to $4,127 in the same period of the previous year. The total expenses increased by 348% to $81,883 during the six-month period ending June 30, 2005. Our expenses for the quarter ended June 30, 2004 were $18,277.

We had a net loss of $84,545 for the six-month period ending June 30, 2005 compared to a net loss of $18,277 for the period ending June 30, 2004. The increase in net loss is attributed to an increase in our professional expenses for the period.

Plan of Operations

On June 11, 2003, Anthony Genova, Jr., Lawrence Genova, William Quinn, Joseph Marks, Mark Makropoplous, (collectively, "Sellers"), the former majority stockholders and officers and directors of CarsUnlimited.Com, Inc. entered into a share purchase agreement (the "Share Purchase Agreement") with ODC Partners, LLC ("ODC") which was consummated on June 13, 2003. Pursuant to the Share Purchase Agreement, ODC purchased 19,931,000 shares of the Company's common stock, par value $.001 per share owned by the Sellers for an aggregate purchase price of $69,793. Now ODC owns 76% of the outstanding shares of the registrant and is considered the controlling entity.

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

As part of the agreement, Anthony J. Genova, Jr. resigned and converted $100,000 of accrued salaries due to him in the form of 100,000 shares of common stock. As of June 13, 2003, Daniel Myers became our sole director and executive officer of the Company.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


Liquidity and Capital Resources

Since inception, we have used more cash than we have generated. Because of the continued need for working capital to fund the business, we expect to experience negative operating cash flow for the foreseeable future.

On July 1, 2003, ODC our largest shareholder, entered into a Revolving Convertible Credit Agreement with the Company, which requires ODC to lend the Company up to $100,000 during the credit period. The loan will be evidenced by promissory note which bears interest at the rate of prime plus 2% and is due and payable on June 30, 2004. The loans are convertible, at the option of ODC Partners into common stock of the Company at the rate of $.01 per share. Additionally, we issued 250,000 shares valued at $25,000 in exchange for consulting services.

On May 5, 2005, Carsunlimited.com, Inc. (the "Company") issued a press release announcing that the letter of intent to acquire Sea Change Group, LLC, a privately held New York limited liability company, had been terminated.

Outlook

At this time we do not have the financial resources to attain profitable operations. We maintain our Revolving Convertible Credit Facility with ODC under which ODC will lend us up to $100,000 during the credit period. Additionally, in March 2005, we sold 750,000 shares of our common stock at $0.10 per share to three accredited investors.

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

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2005



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

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

31.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).*

32.1  Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section 906 of Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(b)   Reports on Form 8-K

There were no reports filed on a Form 8-K for the second quarter ended June 30, 2005.

                                CARSUNLIMITED.COM


SIGNATURES:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Carsunlimited.com
(Registrant)


Date: August 22, 2005

/s/ Daniel Myers
--------------------------
Chief Executive Officer,
President and Director - Daniel Myers