Form 10QSB
period 2005-09-30
CARSUNLIMITED COM INC
filed 2005-11-14
CIK 1118159

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

For the Quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to ______________

                        Commission file number 000-28195

                             CARSUNLIMITED.COM, INC.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                          11-3535204
      ------------                                      ------------
(State of Incorporation)                       (IRS Employer Identification No.)


            444 Madison Avenue, 23rd Floor, New York, New York 10022
                    (Address of principal executive offices)

                                  212-308-2233
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of November 11, 2005: 31,125,000

                             CARSUNLIMITED.COM, INC.
                              INDEX TO FORM 10-QSB

Contents                                                                    PAGE

PART I.  FINANCIAL INFORMATION                                                 1

ITEM 1: Condensed Unaudited Financial Statements                               1

Balance Sheets as ofSeptember 30, 2005 (Unaudited)
         and December 31, 2004 (Audited)                                       1

Statements of Operations for the Nine Months Ended September 30, 2005
 and 2004 and for the period from inception on March 7, 2000 to
 September 30, 2005 (Unaudited)                                                2

Statements of Operations for the Three Months Ended September 30, 2005
 and 2004 (Unaudited)                                                          4

Statements of Cash Flows Operations for the Nine Months Ended
 September 30, 2005 and 2004 and for the period from inception
 on March 7, 2000 to September 30, 2005 (Unaudited)                            5

Notes to Condensed Unaudited Financial Statements                              7

ITEM 2:  Management Discussion and Analysis                                   11

ITEM 3:  Controls and Procedures                                              12

PART II. OTHER INFORMATION

ITEM 1:  Legal Proceedings                                                    13

ITEM 2:  Unregistered Sales of Equity Securities                              13

ITEM 3:  Defaults Upon Senior Securities                                      13

ITEM 4: Submission of Matters to a Vote of Security Holders                   13

ITEM 5: Other Information                                                     13

ITEM 6: Exhibits                                                              14

Signatures                                                                    14

Certifications                                                                15

PART I.  FINANCIAL INFORMATION

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                    September 30, 2005 and December 31, 2004

                                                                September 30,   December 30,
                                                                    2005           2004
                                                                  Unaudited       Audited
                                                                 -----------    -----------
                                     ASSETS
 Cash                                                            $    19,741    $    10,672
                                                                 -----------    -----------

 Total Current Assets                                                 19,741         10,672
                                                                 -----------    -----------

 Total Assets                                                    $    19,741    $    10,672
                                                                 ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Account payable and accrued expenses                            $   102,767    $    57,912
 Notes payable-convertible                                            34,250         34,250
                                                                 -----------    -----------

 Total Current Liabilities                                           137,017         92,162

 Stockholders' Equity (Deficit):
 Common stock, $0.001 par value;
   50,000,000 shares authorized and
   31,125,000 and 30,125,000 shares
   issued and outstanding on
   September 30, 2005 and 2004,
   respectively                                                       31,125         30,125
 Additional paid-in capital                                          888,346        789,345
(Less) subscriptions receivable                                         (200)          (200)
 Deficit accumulated during
  the development stage                                           (1,036,547)      (900,760)
                                                                 -----------    -----------

 Total Stockholders' Deficit                                        (117,276)       (81,490)
                                                                 -----------    -----------
Total Liabilities and
  Stockholders' Deficit                                          $    19,741    $    10,672
                                                                 ===========    ===========

             See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
              AND INCEPTION ON MARCH 7, 2000 TO SEPTEMBER 30, 2005
                                  (UNAUDITIED)

                                                                From Inception
                                        Nine Months Ended      March 7, 2000 to
                                          September 30,           September 30,
                                        2005          2004            2005
                                    -----------    -----------    -----------
Revenues:
Sales Commissions                   $        --    $        --    $   310,403
                                    -----------    -----------    -----------

Total Revenue                                --             --        310,403

Costs and Expenses:
Professional fees                       128,600         16,640        416,070
Salaries                                     --             --        423,010
Commissions                                  --             --         71,717
General and administrative                3,797          5,931        392,314
                                    -----------    -----------    -----------

 Total Costs and Expenses               132,397         22,571      1,303,111
                                    -----------    -----------    -----------

Operating Loss                         (132,397)       (22,571)      (992,708)

Other income and expenses:
Interest income                             213
Interest expense                         (3,390)            --        (53,603)
                                    -----------    -----------    -----------

Loss before extraordinary gain         (135,787)       (22,571)    (1,046,098)
Extraordinary gain:
Gain from extinguishments of debt            --             --          9,551
                                    -----------    -----------    -----------


Net income (loss)                   $  (135,787)   $   (22,571)   $(1,036,547)
                                    ===========    ===========    ===========

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
              AND INCEPTION ON MARCH 7, 2000 TO SEPTEMBER 30, 2005
                                  (UNAUDITIED)
                                   (CONTINUED)

Earnings (loss) per common share:

Income from operation                $    (0.00)    $    (0.00)     $    (0.03)
                                     ----------     ----------
Net loss (loss)                      $    (0.00)    $    (0.00)
                                     ==========     ==========

Weighted average common shares       30,795,330     30,104,853


See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (UNAUDITIED)

                                                Three Months Ended
                                                    September 30
                                               2005            2004
                                           ------------    ------------
Revenues:
Sales Commissions                          $         --    $         --
                                           ------------    ------------

Total Revenue                                        --              --

Costs and Expenses:
Professional fees                                49,878           2,490
Salaries                                             --              --
Commissions                                          --              --
General and administrative                          634           1,804
                                           ------------    ------------

 Total Costs and Expenses                        50,512           4,294
                                           ------------    ------------

Operating Loss                                  (50,512)         (4,294)


Other income and expenses:
Interest expenses                                  (728)             --
                                           ------------    ------------

Income (loss) before Exchaordinary items        (51,240)         (4,294)
                                           ------------    ------------

Extraordinary gain:
Gain from extinguishments of debt                    --              --
                                           ------------    ------------

Net gain (loss)                            $    (51,240)   $     (4,294)
                                           ============    ============

Earnings per common share:

Income from operation                      $      (0.00)   $      (0.00)
Extraordinary gain                                 0.00              --
                                           ------------    ------------

Net income                                         0.00           (0.00)
                                           ============    ============

Weighted average common shares               31,125,000      30,104,853
                                           ============    ============

See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
              AND INCEPTION ON MARCH 7, 2000 TO SEPTEMBER 30, 2005
                                  (UNAUDITIED)

                                                                       From Inception
                                           Nine Months Ended           March 7, 2000 to
                                             September 30,              September 30,
                                                 2005              2004               2005
                                              -----------       -----------       -----------
Cash Flows From Operating Activities:
 Net loss (gain)                              $  (135,787)      $   (22,571)      $ 1,036,547)
Adjustments to reconcile net loss to
  net cash used in Operating Activities:
Depreciation and Amortization                          --                --             3,311
Write down of fixed assets                             --                --             6,377
Interest exp - beneficial conversion                   --                --            50,213
Stock issued for services                          25,000                --           360,350
Accounts payable and accrued expenses              44,856            (7,973)          102,768
Salaries payable - Officer                             --                --           113,212
                                              -----------       -----------       -----------

Net cash provided by (Used in)
  Operating Activities                            (65,931)          (30,544)         (400,316)

Cash Flows used in Investing Activities
Purchase of equipment                                  --                --            (9,688)
                                              -----------       -----------       -----------

Cash (Used) in Investing Activities                    --                --            (9,688)
                                              -----------       -----------       -----------

Cash Provided by Financing Activities
Issuance of Common stock                           75,000             5,000           269,750
Notes payable convertible                              --            24,250            62,250
Additional paid in capital                             --                --            97,745
                                              -----------       -----------       -----------

Net cash provided by (Used in)
 Financing Activities                              75,000            29,250           429,745
                                              -----------       -----------       -----------

See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
              AND INCEPTION ON MARCH 7, 2000 TO SEPTEMBER 30, 2005
                                  (UNAUDITIED)
                                   (CONTINUED)

                                                        From Inception
                              Nine Months Ended        March 7, 2000 to
                                 September 30            September 30,
                                     2005           2004         2005
                                 -----------      -----------       -----------

Net decrease in cash                   9,069           (1,294)           19,741
Cash at beginning of period           10,672            2,143                --
                                 -----------      -----------       -----------

Cash at end of period            $    19,741      $       849       $    19,741
                                 ===========      ===========       ===========

See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS

Carsunlimited.com, Inc. ("Cars" or the "Company") was formed in Nevada on March 7, 2000. Cars is a development stage company with limited operations and revenues and only nominal assets. Its intended purpose was to offer users the ability to search a database that contained products and information about the Automobile Industry, new and used car sales (classified ads), as well as automotive products such as extended warranty information and anti-theft body part marking. Cars has adopted December 31 as its year-end.

Cars developed a website to market various leased products directly through automobile dealers. We arranged for dealer to market the products to their automotive customers and collect the costs and fees. We received commissions from the third party administrators. Even though our business has been curtailed it is our intention to maintain the website.

On June 13, 2003, the former majority stockholders and officers and directors of Carsunlimited.com, Inc. entered into an agreement with ODC Partners, LLC ("ODC"), and a Delaware limited liability company. Pursuant to the Share Purchase Agreement, ODC purchased 19,931,000 shares of the Company's Common stock, par value $.001 per share for an aggregate purchase price of $69,793. As a result of this transaction, ODC became the beneficial owner of approximately 76% of theour outstanding Common Stock. ODC will now direct Cars operations.

In connection with the consummation of the transaction, Anthony Genova, Jr. resigned as President of Cars effective June 13, 2003. The Board appointed Mr. Daniel Myers as the new Chief Executive Officer, President and Secretary on that date.

In connection with the transaction, our principal executive offices are now located at 444 Madison Avenue, 23rd Floor, New York, New York 10022.


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


RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the EITF finalized its consensus on EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF00-21"), which provides guidance on the method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. The adoption of EITF 00-21 did not have a material impact on the Company's results of operations or financial position.

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

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." ("SFAS No. 149") This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB

Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not materially impact the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." ("SFAS No. 150") The statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective on July 1, 2003 except for mandatory redeemable non controlling (minority) interest which, on October 29, 2003, the FASB decided to defer indefinitely. The adoption of SFAS No. 150 did not materially impact the Company's financial position or results of operations

      In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," ("SAB No. 104") which supercedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple element arrangements, which was previously superceded by EITF 00-21 (see above). The adoption of SAB No. 104 did not have a material impact on the Company's results of operations or financial position.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                  SEPTEMBER 30, 2005

ITEM 2. Management's Discussion and Analysis

The following discussion should be read along with our financial statements, which are included in another section of this 10-QSB. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in this Report should be read as applying to all forward-looking statements in any part of this 10-QSB. The forward-looking statements are made as of the date of this Form 10-QSB, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

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

Analysis of Financial Condition.

As of September 30, 2005, we had cash reserves of $19,741 and no other liquid assets or resources. From December 31, 2004, our cash had increased by $10,672. On September 30, 2005, we had total current liabilities of $137,017 compared with $92,162 on December 31, 2004. We will need additional capital to implement our business plans successfully.

Results of Operations

Nine Months Ended September 30, 2005 and 2004

Carsunlimited.com had no revenue for the nine months ended September 30, 2005 and for the period ending September 30, 2004. The Company had no sales activities in 2004 and the nine months ended September 30, 2005.

Expenses for professional services increased by $111,960 (approximately 670%) times from $16,640 for the nine months ended September 30, 2004 to $128,600 the six months ended September 30, 2005. The main reason for this increase was legal fees associated with raising additional capital.

General and administrative expenses decreased by $2,134 (approximately 36%) from $5,931 in the nine months ended September 30, 2004 to $3,797 in the nine months ended September 30, 2005. As a result of increased cost of professional services, the total expenses increased by $109,826 (approximately 487%) from $22,571 to $132,397, during the nine-month period ended September 30, 2005 as compared to 2004.

We had a net loss of $135,787 for the nine-month period ending September 30, 2005 compared to a net loss of $22,571 for same period last year. The increased loss of $113,216 (approximately 502%) was due to additional professional fees for the period.


Three Months Ended September 30, 2005 and 2004

We had no revenues in the three months ended September 30, 2004 and 2005. The Company had no sales activities in 2004 and the three months ended September 30, 2005.

Expenses for professional services increased by $47,388 (approximately 1,900%) from $2,490 to $49,878 for the three months ended September 30, 2004 as compared to the three months ended September 30, 2005. The reason for this increase was professional fees associated with raising additional capital.

General and administrative expenses decreased by $1,170 (approximately 65%) from $1,804 in the three months ended September 30, 2004 to $634 in the three months ended September 30, 2005. As a result of increased professional fees, the total expenses increased by $46,218 (approximately 1,100%)from $4,294 to $50,512 during the three-month period ending September 30, 2005 as compared to 2004.

We had a net loss was $51,240 for the three-month period ending September 30, 2005 as compared to $4,294 for same period last year. The increase in net loss of $46,946 (approximately 1,100%) was due to additional legal fees.

Plan of Operations

On June 11, 2003, Anthony Genova, Jr., Lawrence Genova, William Quinn, Joseph Marks, Mark Makropoplous, (collectively, "Sellers"), the former majority stockholders and officers and directors of Carsunlimited.com, Inc. entered into a share purchase agreement (the "Share Purchase Agreement") with ODC Partners, LLC ("ODC"), which was consummated on June 13, 2003. Pursuant to the Share Purchase Agreement, ODC purchased 19,931,000 shares of the Company's common stock, par value $.001 per share, owned by the Sellers for an aggregate purchase price of $69,793 or $.03 per share. Now ODC owns 76% of the outstanding shares of the registrant and is considered the controlling entity.

In connection with the transaction, the Company's principal executive offices are now located at 444 Madison Avenue, 18th Floor, New York, New York 10022.

As contemplated by the Share Purchase Agreement signed on June 13, 2003, by action of the Board of Directors of the Company (the "Board"), the number of persons comprising the Board was increased from five persons to six persons. As a result of this action, and the Board resignations of Messrs. Marks, Makropolous, Quinn and Lawrence Genova on June 13, 2003, there existed four vacancies on the Board. Anthony Genova, Jr., the remaining member of the Board, appointed Mr. Daniel Myers, as designee of ODC, to fill one of the vacancies. In addition, also by action of the Board, the number of persons comprising the Board was decreased to one (1) person, effective ten days following the mailing of an Information Statement to all stockholders of the Company in compliance with Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1. At that time, the resignation of Anthony Genova, Jr. from the Board became effective. As part of the agreement, Anthony J. Genova, Jr. resigned and converted $100,000 of accrued salaries due to him into 100,000 shares of Common Stock. As of June 13, 2003, Daniel Myers became our sole director and executive officer of the Company.

Liquidity and Capital Resources

Since inception, we have used more cash than we have generated. Because of the continued need for working capital to fund the business, we expect to experience negative operating cash flow for the foreseeable future.

On September 30, 2005, we had a working capital deficit of $117,276 and the total stockholders' deficit of $117,276.

In June 2003, ODC Partners, LLC ("ODC"), our majority shareholder, lent us $15,000 in exchange for a convertible note payable that bears 4% interest and matures in four years. Also, on July 1, 2003, ODC entered into a Revolving Convertible Credit Agreement with us that requires ODC to lend the Company up to $100,000 during the credit period. The loan was evidenced by a promissory note bearing interest at the rate of prime plus 2% and is due and payable on June 30, 2004. The loans are convertible, at the option of ODC, into common stock of the Company at the rate of $.01 per share.

The principal source of funding our operations in the nine months ended September 30, 2005 were the issuance of stocks for $75,000 and $25,000 for services. During the nine months ended September 30, 2005, the source of funding of the operating expenses of the Company has been the convertible notes payable to ODC. The accrued interest on the loan from shareholder was $5,745, on September 30, 2005.

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

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

The following documents are filed as part of this report:

10.1 Modification Letter dated August 8, 2005 by and between the Company and Innopump, Inc. (1)

10.2 Extension Letter dated August 15, 2005 by and between the Company and Innopump, Inc. (2)

31 Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32 Certification of Daniel Myers, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

      *     Filed herewith

      (1) Filed with the Company's Current Report on Form 8-K dated August 8, 2005 and incorporated by reference.

      (2) Filed with the Company's Current Report on Form 8-K dated August 15, 2005 and incorporated by reference.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CARSUNLIMITED.COM, INC.


By: /s/ Daniel Myers
----------------------------------------------------
CEO, President, Chief Financial Officer and Director
Dated: November 14, 2005