Form 10KSB/A
period 2004-12-31
CARSUNLIMITED COM INC
filed 2006-01-10
CIK 1118159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
                                   (MARK ONE)

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

The number of shares issued and outstanding of the registrant's Common Stock, $.001 par value is 31,125,000 (as of December 27, 2005).

                                EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 modifies the previously filed Form 10-KSB to clarify certain information regarding the timing of our evaluation of our disclosure controls and procedures. Except as required to reflect the changes noted above, this Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading

                             CARSUNLIMITED.COM, INC.

                          2004 FORM 10-K ANNUAL REPORT

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND
       FOR THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2004

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT                          F-1

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


                                                                   Inception
                                                                March 7,2000 to
                                                                  December 31,
                                     2004            2003            2004
                                 ------------    ------------   ---------------
Revenues:
Sales Commissions                $         --    $      2,339   $       310,403
                                 ------------    ------------   ---------------

Net income                                 --           2,339           310,403

Operating expenses:
Costs and Expenses:                        --              --
Salaries and related taxes                 --              --           423,010
Professional fees                       7,627          10,878           287,470
Commissions                                --              --            71,717
Marketing, general,
 and administrative                    13,676          14,134           388,517
                                 ------------    ------------   ---------------

Total operating expenses               21,303          25,012         1,170,714
                                 ------------    ------------   ---------------

Operating loss                        (21,303)        (22,673)         (860,311)

Other income or (expense)
Interest income                            --              --               213
Interest expense                      (50,213)             --           (50,213)
                                 ------------    ------------   ---------------

Income (loss) before
 extraordinary items                  (71,516)        (22,673)         (910,311)
Gain from extinguishments, net             --           9,551             9,551
                                 ------------    ------------   ---------------
Net income(Loss)                      (71,516)        (13,122)         (900,760)

Provision for income taxes                 --         (26,700)          (26,700)
Tax benefit of loss
 Carryforward                              --          26,700            26,700

Net income(Loss)                 $    (71,516)   $    (13,122)  $      (900,760)
                                 ============    ============   ===============

Basic and diluted
earnings per common share
Income (loss)before
 Extraordinary items             $     (0.001)   $     (0.002)           (0.032)
Extraordinary gain                                      0.000             0.000
                                 ------------    ------------   ---------------

Net income (loss)                      (0.001)         (0.002)           (0.032)
                                 ============    ============   ===============

Weighted average common
  Shares                           30,109,000      27,152,000        26,904,796
                                 ============    ============   ===============


    The accompanying notes are an integral part of the financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2004


                                                                   Inception
                                                                March 7,2000 to
                                                                  December 31,
                                           2004         2003          2004
                                        ---------    ---------  ---------------
Cash Flows From Operating Activities:
Net (loss)                              $ (71,516)   $ (13,122         (900,760)

Adjustments to Reconcile Net (Loss)
  to Net Cash (Used) by Operating
  Activities:

Depreciation and amortization                  --           --            3,311
Write down of fixed assets                     --           --            6,377
Interest expense -
   Beneficial conversion                   50,213           --           50,213
Stock issued for services                      --        8,000          335,350
Gain from extinguishments of debt              --       (9,551)              --)

Changes in Operating Current Assets
  and Liabilities
Accounts payable and accrued
  expenses                                 (9,418)      (6,506)          57,912
Contributed officer salaries                   --           --          113,212
Security deposits                              --          322               --
                                        ---------    ---------  ---------------
Net Cash (Used) by Operating
  Activities                              (30,721)     (20,857)        (334,385)

Cash Flows From Investing Activities:
Purchase equipment                             --           --           (9,688)
                                        ---------    ---------  ---------------
Cash Flows (Used) by Investing
  Activities                                   --           --           (9,688)

Cash Flows From Financing Activities:
Issue common stock for cash                    --           --          194,550
Notes payable                              39,250       23,000           62,250
Additional paid in capital                     --           --           97,754
                                        ---------    ---------  ---------------
Cash Flows Provided by
   Financing Activities                    39,250       23,000          354,745

Net increase in cash                        8,529        2,143           10,672
Cash at beginning of period                 2,143           --               --
                                        ---------    ---------  ---------------

Cash at end of period                   $  10,672    $   2,143  $        10,672
                                        =========    =========  ===============


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

                                                   (Deficit)
                                                  Accumulated
                                                    During
                                  Subscription    Development
                                   Receivable        Stage         Total
                                  ------------    -----------    ---------
March 7, 2000                     $         --    $        --    $      --
Shares issued for cash                      --             --      194,750
Shares issued for services                  --             --      317,000
Founders stock                         (20,091)            --           --
Net (loss)                                  --       (565,268)    (565,268)
(Less) subscriptions receivable           (200)            --         (200)
                                  ------------    -----------    ---------

Balance, December 31, 2000             (20,291)      (565,268)     (53,718)

Shares issued for Services                  --             --       10,350
Subscription collected                  20,091             --       20,091
Capital contribution                        --             --       40,000
Net loss                                    --       (192,233)    (192,233)
                                  ------------    -----------    ---------

Balance, December 31, 2001        $       (200)   $  (757,501)   $(175,510)

Net loss                                    --        (58,621)     (58,621)
Additional capital contribution
  By shareholders                           --             --       37,854
                                  ------------    -----------    ---------

Balance, December 31, 2002        $       (200)   $  (816,122)   $(196,277)
Shares issued in exchange for
 convertible loan                       23,000
Shares issued for services               8,000
Additional paid in capital
 Contribution                          113,212
Net gain                                    --
Additional capital contribution
  By shareholders                           --        (13,122)     (13,122)
                                  ------------    -----------    ---------

Balance, December 31, 2003        $       (200)   $  (829,244)   $ (65,187)

Shares issued in exchange for
 convertible loan                        5,000
Beneficial conversion of notes              --             --       50,213
Net loss                                    --        (71,516)     (71,516)
                                  ------------    -----------    ---------

Balance, December 31, 2004        $       (200)   $  (900,760)   $ (81,490)
                                  ============    ===========    =========


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

Our Bylaws provide that we shall have a minimum of one director on the Board at any one time. Vacancies are filled by a majority vote of the remaining directors then in office. During the year ended December 31, 2004, the sole director and executive officer of the Company was as follows:



NAME  AND  ADDRESS         AGE           POSITIONS  HELD
------------------         ---           ---------------------------
DANIEL MYERS               33            Director, President and CEO

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

Security Ownership of Beneficial Owners (1)


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

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. As of the last date of the end of the period covered by this report("Evaluation Date"), CarsUnlimited carried out an evaluation under the supervision and with the participation of its Chief Executive Officer of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer has concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act.

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

Item 15. Principal Accounting Fees And Services

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2004 and 2003 by Bloom & Co., LLP, our auditors:


                                       2004           2003
                                     -------        -------

Audit Fees (1)                       $ 7,500        $12,632
Non-Audit Fees:

Audit Related Fees(2)                     --             --
Tax Fees(3)                              453          1,000
All other Fees(4)                         --             --
                                     -------        -------

   Total Fees paid to Auditor        $ 7,953        $13,632
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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on January 4, 2006.

CarsUnlimited.Com, Inc.



                By: /s/ Daniel Myers
                ----------------------------------------

                Daniel Myers
                Chairman of the Board, President and CEO