Form 10QSB/A
period 2005-03-31
CARSUNLIMITED COM INC
filed 2006-01-10
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1
                                   (Mark One)

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

                                EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005 modifies the previously filed Form 10-QSB to clarify certain information regarding the timing of our evaluation of our disclosure controls and procedures. Except as required to reflect the changes noted above, this Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-QSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

               Signatures

               Certifications

                          PART I. FINANCIAL INFORMATION

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                      MARCH 31, 2005 and DECEMBER 31, 2004


                                     ASSETS

                                                          March 31       December 31
                                                            2005             2004
                                                         ---------        ---------
                                                         Unaudited         Audited
                                                         -----------    -----------
Cash                                                     $    58,122    $    10,672
                                                         -----------    -----------
           Total Current Assets                               58,122         10,672

Equipment and furniture, net                                      --             --
Security deposits                                                 --             --
                                                         -----------    -----------
Prepaid legal fees                                                --

Total Assets                                             $    58,122    $    10,672
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Account payable and accrued expenses                          65,771         57,912
Salaries payable - officer                                        --             --
Loans Payable Shareholder                                     34,250         34,250
                                                         -----------    -----------

Total Current Liabilities                                    100,021         92,162

Stockholders' (Deficit):
Common stock, $0.001 par value; and 30,625,000 and            31,125         30,125
29,625,000 shares issued and outstanding on
March 31, 2005 and December 31, 2004

Additional paid-in capital                                   888,345        789,345
             (Less) subscriptions receivable                    (200)          (200)

(Deficit) accumulated during the development stage          (961,169)      (900,760)
                                                         -----------    -----------

Total Stockholders' (Deficit)                                (41,899)       (81,490)
                                                         -----------    -----------

Total Liabilities and Stockholders' Deficit              $    58,122    $    10,672
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
                                  (UNAUDITIED)


                                             Three Months            From Inception
                                           Ended March 31,      March 7, 2000 to March 31,
                                                2005              2004            2005
                                           ---------------    ------------    ------------
                                             Unaudited         Unaudited        Unaudited
                                           ---------------    ------------    ------------
Revenues:
Sales Commissions                          $            --    $         --    $    310,403

Costs and Expenses:
Professional Fees                                   57,521           2,594         344,991
Salaries and related taxes                              --              --         423,010
Commissions                                             --              --          71,717
General and Administrative                             439           2,014         388,956
                                           ---------------    ------------    ------------

Total Costs and Expenses                            57,960           4,608       1,228,674
                                           ---------------    ------------    ------------

Operating Loss                                     (57,960)         (4,608)       (918,271)
                                           ---------------    ------------    ------------

Other Income:
Interest Income                                         --              --             213
Interest Expense                                    (2,449)             --         (52,662)
                                           ---------------    ------------    ------------

Income (loss) before Extraordinary items   $       (60,409)   $     (4,608)   $   (970,720)
                                           ---------------    ------------    ------------

Gain from Extinguishments, Net                          --              --           9,551
                                           ---------------    ------------    ------------

Net Income (loss)                          $       (60,409)   $     (4,608)   $   (961,169)
                                           ===============    ============    ============

Net (loss) Per Common Share                $         (.002)   $       (.00)   $      (.035)
                                           ---------------    ------------    ------------

Weighted Average Common Shares                  30,125,000      29,875,000      27,181,904
                                           ===============    ============    ============


             See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                AND INCEPTION ON MARCH 7, 2000 TO MARCH 31, 2005
                                  (UNAUDITIED)


                                             Three Months           From Inception
                                           Ended March 31,     March 7, 2000 to March 31,
                                                2005              2004             2005
                                           ---------------    ------------    ------------

Cash Flows From Operating Activities:

Net loss                                   $       (60,409)   $     (4,608)   $   (961,169)

Adjustments to Reconcile Net Loss to
  Net Cash used in Operating Activities:
Depreciation and Amortization                           --              --           3,311
Write down of Fixed Assets                              --              --           6,377
Interest expense -
  Beneficial conversion                             50,213
Stock issued for Services                           25,000              --         360,350
Gain from Extinguishment of Debt                        --              --              --
Changes is Operating Current Assets                     --              --              --
   and Liabilities
Accounts payable and accrued expenses                7,859           3,794          65,771
Salaries payable-Officer                                --              --         113,212
Security Deposits                                       --              --              --
                                           ---------------    ------------    ------------

Net cash provided by (Used in)                     (27,550)           (814)       (361,935)
                                           ---------------    ------------    ------------
  Operating Activities

Cash Flows used in Investing Activities                 --              --          (9,688)
                                           ---------------    ------------    ------------

Purchase of equipment

Cash (Used) in Investing Activities                     --              --          (9,688)
                                           ---------------    ------------    ------------

Cash Provided by Financing Activities
Issue of common stock for cash                      75,000              --         269,550
Notes payable                                           --              --          62,250
Additional paid-in capital                              --              --          97,745
                                           ---------------    ------------    ------------

Net cash provided by (Used in)                      75,000              --         429,745
                                           ---------------    ------------    ------------
 Financing Activities

Net increase in cash                                47,450            (814)         58,122

Cash at beginning of period                         10,672           2,143              --
                                           ---------------    ------------    ------------

Cash at end of period                      $        58,122    $      1,329    $     58,122
                                           ===============    ============    ============

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by the report, the Chief Executive and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

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

Carsunlimited.com
(Registrant)



                        Date:  January 4, 2006


                        /s/Daniel Myers
                        -----------------------------
                        Chief Executive Officer,
                        President and Director - Daniel Myers