Form 10QSB/A
period 2005-06-30
CARSUNLIMITED COM INC
filed 2006-01-12
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                 TO FORM 10-QSB
                                   (Mark One)

                              [X] QUARTERLY REPORT
                             PURSUANT TO SECTION 13
                                 OR 15(d) OF THE
                               SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly period ended June 30, 2005

     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to ______________

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

                                EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005 modifies the previously filed Form 10-QSB to clarify certain information regarding the timing of our evaluation of our disclosure controls and procedures. Except as required to reflect the changes noted above, this Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing. The filing of this Form 10-QSB/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered of this report, the Chief Executive and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

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


                        Date: January 6, 2006

                        /s/ Daniel Myers
                        --------------------------
                        Chief Executive Officer,
                        President and Director - Daniel Myers