Form 10QSB/A
period 2005-09-30
CARSUNLIMITED COM INC
filed 2006-01-12
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO .1
                                   (Mark One)

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

CARSUNLIMITED.COM, INC.



                        By: /s/ Daniel Myers
                        ----------------------------------------------------
                        CEO, President, Chief Financial Officer and Director
                        Dated: January 6, 2006