Form 10KSB
period 2005-12-31
CARSUNLIMITED COM INC
filed 2006-04-13
CIK 1118159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                       OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

The aggregate market value of the voting and non-voting common equity (the only such common equity being Common Stock, $.001 par value) held by non-affiliates of the registrant, as of April 10, 2006, was $373,548 (computed by reference to the closing sale price of the Common Stock on April 10, 2006 that was $0.042.

The number of shares issued and outstanding of the registrant's Common Stock, $.001 par value is 31,125,000 as of March 31, 2006.

                             CARSUNLIMITED.COM, INC.

                         2005 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS

                                                                           Page
PART I
--------------------------------------------------------------------------------

Item 1.     Business                                                           2

Item 2.     Properties                                                         3

Item 3.     Legal Proceedings                                                  3

Item 4.     Submission of Matters to a Vote of Security Holders                3

PART II

Item 5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters                                              3

Item 6.     Management's Discussion and Plan of Operations                     4

Item 7.     Financial Statements                                             F-1

Item 8.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                           7

Item 8a.    Controls and Procedures

PART III

Item 9.     Directors and Executive Officers of the Registrant                 7

Item 10.    Executive Compensation                                             9

Item 11.    Security Ownership of Certain Beneficial
              Owners and Management and Related
              Stockholder Matters                                              9

Item 12.    Certain Relationships and Related Transactions                    10

Item 13.    Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                                         11

Item 14.    Principal accounting fees and services                            12
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

COMPANY OVERVIEW

CarsUnlimited.Com, Inc. was incorporated in the State of Nevada on March 7, 2000. As of March 31, 2006, our corporate address was 444 Madison Avenue, 18th floor, New York, NY 10022. The Company's telephone number is 212-308-2233. Our web address is http://www.carsunlimited.com. We are a development stage company. Our goal was to provide our website users with the ability to search a database that contains detailed information about the automobile industry, new and used car sales as well as a parts database and extended warranty information from around the world. Our service was intended to offer Internet users a quick and easy way to search for automobile related needs according to their interests via the Internet. Even though our business has been curtailed our website is still operational.

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

On June 13, 2003, Anthony Genova, Jr., William Quinn, Joseph Marks, Michael Makropoplous, (collectively "Sellers"), the former majority stockholders and officers and directors of the Company, sold in the aggregate 19,931,000 shares of the Company's common stock, par value $.001 per share ("Common Stock") owned by the Sellers to ODC Partners, LLC, for an aggregate purchase price of $69,793. ODC currently owns 71.4% of the outstanding shares of the registrant. ODC Partners, LLC intends to continue to maintain our minimal operations through our website.

In connection with that commitment, ODC Partners, LLC on July 1, 2003, entered into a Revolving Convertible Credit Facility with the Company, which requires ODC to lend the Company up to $100,000 during the credit period. The loans will be evidenced by promissory notes which bear interest at the rate of prime plus 2% and are due and payable on June 30, 2006. The loans are convertible, at the option of ODC Partners into common stock of the Company at the rate of $.01 per share. Under the Credit Facility, the Company borrowed $25,000 during the year ended December 31, 2004. The ODC converted $5,000 of the loan to 500,000 shares of common stock in 2004.

All funds used by ODC Partners to purchase the shares from Sellers were obtained from the working capital of ODC.

In March 2005, we issued and sold 750,000 shares of our common stock to three investors at $0.10 per share for an aggregate purchase price of $75,000.

In March 2005, the Company issued 250,000 shares of our common stock for services at $0.10 per share, valued at $25,000.

Employees.

The Company presently has 1 part time employee, its President, Daniel Myers.

Transfer Agent.

The transfer agent for the shares of common stock is Worldwide Stock Transfer, LLC, 885 Queen Anne Rd, Teaneck, New Jersey 07666.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted during the fourth quarter of the year ended December 31, 2005 to a vote of our security holders.


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


                                                   HIGH              LOW
                                                   ----              ---

     First Quarter of 2004                         $0.10            $0.09
     Second Quarter of 2004                        $0.18            $0.05
     Third Quarter of 2004                         $0.05            $0.07
     Fourth Quarter of 2004                        $0.04            $0.13

     First Quarter of 2005                         $0.17            $0.07
     Second Quarter of 2005                        $0.10            $0.05
     Third Quarter of 2005                         $0.12            $0.05
     Fourth Quarter of 2005                        $0.11            $0.05


SECURITY HOLDERS

As of December 31, 2005, there were 81 shareholders of record of the Company's Common Stock and there were 31,125,000 shares of our common stock outstanding. On March 31, 2006, the closing bid price of the Common Stock was $0.05 per share.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the expansion of our business and we do not expect to declare or pay any cash dividends in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

During the fourth quarter of the fiscal year ended December 31, 2005, there were no issuances of unregistered securities.

In March 2005, the Company sold 750,000 shares of our common stock to accredited investors at $0.10 per share for an aggregate purchase price of $75,000. This transaction was exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933.

In March 2005, the Company issued 250,000 shares of our common stock for services at $0.10 per share, valued at $25,000. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS

All statements other than statements of historical fact included in this release, including without limitation, statements regarding the marketability of the products discussed, financial position and business strategy of Cars and plans and objectives of management for future operations, are forward-looking statements. When used in this report, words such as "anticipate", "believe", "estimate", "expect", "intend", "will", "could", "may", and similar expressions, identify forward-looking statements. Such forward-looking statements are based on the beliefs of, as well as assumptions made by and information currently available to, Cars' management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, ability to raise capital; ability to close the transaction; competitive factors, pricing pressures, capacity and supply constraints; market acceptance of new products and services; risks associated with the entry into new markets; and delays in product delivery. Such statements reflect management's views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to operations, and results of operations. Readers are cautioned not to place undue reliance on these forward-looking statements. Cars does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

CarsUnlimited.com had no revenues for the year ended December 31, 2004. The revenues for the year ended December 31, 2005 were $0. We have no cost of goods sold. The Company had no sales activities in 2004 or 2005.

On June 10, 2005, Carsunlimited.com announced that it has signed an agreement and plan of merger to acquire Innopump, Inc., a privately-held company (the "Merger Agreement"). Under the Merger Agreement, Innopump would be merged with and into a wholly-owned subsidiary of Cars. Following the transaction, the sole business of Cars would be the operations of Innopump.

The merger transaction is subject to certain financing contingencies and completion of other conditions precedent as are customary to agreements of this nature. No assurance can be given that the transaction will be completed.

We expect to need to raise additional amounts of capital through the sale of our equity or debt securities within the next 3 to 9 months because we will need to raise funds to satisfy capital conditions in connection with the Merger Agreement as well as to cover our corporate overhead and expenses. As of the date of this report, we have no commitments for the sale of our securities nor can we assure you that such funds will be available on commercially reasonable terms, if at all. Should we be unable to raise the required funds, our ability to finance our operations, consummate the merger with Innopump and growth will be materially adversely affected.

As of September 21, 2005, Cars entered into a letter agreement ("Modification Letter") with Innopump, Inc. in which the parties agreed to amend the Agreement and Plan of Merger dated as of June 10, 2005 by and among Cars, Pump Acquisition Corp., a wholly-owned subsidiary of Cars, Innopump, and certain Innopump stockholders Merger Agreement and that certain agreement dated August 15, 2005 by the same parties (as amended by that September 15, 2005 letter, the "August Agreement"). The parties agreed that certain actions of Cars had satisfied the obligation set forth in the August Agreement to deliver to Innopump $425,000 as a secured loan. In addition, the date by which Cars was required to have no less than $4.0 million in cash or cash equivalents and no more than $80,000 in liabilities was extended beyond September 15, 2005 to October 31, 2005 ("Liquidity Condition"). The continuing effectiveness of such extension is subject to the execution, within a reasonable period of time as determined in the sole discretion of Innopump, of a letter of intent (or equivalent instrument) ("Financing LOI") in connection with a financing of Registrant's equity securities ("Financing") by and between Registrant and a third party investor on terms acceptable to Innopump. Further, the continuing effectiveness is subject to the ongoing satisfaction by the parties of the terms of the Financing LOI, including without limitation, the preparation of definitive agreements, and providing of bridge financing.

Innopump, Inc, was established to capitalize on the commercial opportunities for innovation in packaging and dispensing within the consumer products industries. Innopump holds the exclusive worldwide license for a patented multi-chambered variable dispensing system for all category uses, marketed under the registered trademark "Versadial(R)". The patented system utilizes multiple volumetric pumps, controlled by a rotating head and disc system, providing the dispensing of precise fixed or variable ratios of distinct and separate fluids. The Versadial(R) custom blending dual dispensing head provides consumer packaged goods manufacturers with a new and innovative dispensing technique permitting precision measured blending by the consumer of lotions, creams and liquids.

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

Financial Condition for the years Ended December 31, 2005 and 2004

As of December 31, 2005, cash totaled $13,777 as compared to $10,672 at December 31, 2004. Cash used by operating activities was $71,895 in 2005 as compared to $30,721 in 2004. Net working capital deficit of the Company was $128,130 in 2005 as compared to $81,490 in 2004.

In March 2005, the Company sold 750,000 shares of our common stock to accredited investors at $0.10 per share for an aggregate purchase price of $75,000.

In March 2005, the Company issued 250,000 shares of our common stock for services at $0.10 per share, valued at $25,000.

Outlook

At this time we do not have the financial resources to attain profitable operations. On July 1, 2003, ODC Partners, LLC., our largest shareholder, entered into a Revolving Convertible Credit Facility with us, which requires ODC to lend us up to $100,000 during the credit period. The loans will be evidenced by promissory notes which bear interest at the rate of prime plus 2% and are due and payable on June 30, 2006. The loans are convertible, at the option of ODC Partners into common stock of Carsunlimited at the rate of $.01 per share.

In March 2005, we sold 750,000 shares of our common stock at $0.10 per share to three accredited investors for $75,000.

Pursuant to the Merger Agreement, we intend to close the reverse merger with Innopump during second quarter of this year. After closing, we intend that the sole business of the Company shall be the business of Innopump.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

               FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
       FOR THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2005

                                TABLE OF CONTENTS


                                                                      PAGE NO.
                                                                     ---------
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F-2

FINANCIAL STATEMENTS

  Balance Sheet                                                         F-3
  Statement of Operations                                               F-4
  Statement of Cash Flows                                               F-5
  Statement of Changes in Stockholders'Deficit                          F-7
  Notes to the Financial Statements                                     F-9

             Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
CarsUnlimited.Com, Inc.

We have audited the accompanying balance sheet of CarsUnlimited.Com, Inc. (a development stage enterprise) as of December 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of CarsUnlimited.Com, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CarsUnlimited.Com, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying cumulative statements of operations, stockholder's deficit and cash flows for the period from inception (March 7, 2000) through December 31, 2005, include activity prior to our engagement as auditors upon which we or the predecessor auditor have not performed procedures. Therefore, we do not express an opinion on them.

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


Sherb & Co., LLP
New York, New York
March 31, 2006

BLOOM & CO., LLP.50 CLINTON ST, SUITE 502.HEMPSTEAD.N.Y 11550.TEL:516-486-5900
CERTIFIED PUBLIC ACCOUNTANTS                       FAX:516-486-5476


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


Bloom & Co., LLP
Hempstead, New York
March 31, 2005

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2005


ASSETS
Cash                                                                $    13,777
                                                                    -----------

Total Assets                                                        $    13,777
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Account payable and accrued expenses                                $   107,657
Notes payable - convertible                                              34,250
                                                                    -----------

Total Current Liabilities                                               141,907
                                                                    -----------

Stockholders' Deficit:

Common stock, $0.001 par value;
  50,000,000 shares authorized and
  31,125,000 shares issued and outstanding,                              31,125
Additional paid-in capital                                              888,146
Deficit accumulated during
 the development stage                                               (1,047,401)
                                                                    -----------

Total Stockholders' Deficit                                            (128,130)
                                                                    -----------

Total Liabilities and Stockholders' Deficit                         $    13,177
                                                                    ===========



    The accompanying notes are an integral part of the financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2005


                                                                                               Inception
                                                                                            March 7,2000 to
                                                                                              December 31,
                                                2005                     2004                     2005
                                            ------------             ------------             ------------
                                                                                              (Unaudited)
Revenues:
Sales Commissions                           $         --             $         --             $    310,403
                                            ------------             ------------             ------------
Operating expenses:
Salaries and related taxes                            --                       --                  423,010
Professional fees                                133,185                    7,627                  420,655
Commissions                                           --                       --                   71,717
Marketing, general,
 and administrative                                9,295                   13,676                  397,812
                                            ------------             ------------             ------------
Total operating expenses                         142,180                   21,303                1,313,194
                                            ------------             ------------             ------------
Operating loss                                  (142,180)                 (21,303)              (1,002,791)

Interest expense (net)                            (4,161)                 (50,213)                 (55,161)
                                            ------------             ------------             ------------
Loss before
 extraordinary items                            (146,641)                 (71,516)              (1,057,952)
Gain from extinguishments of debt                     --                       --                    9,551
                                            ------------             ------------             ------------
Net loss                                    $   (146,641)            $    (71,516)            $ (1,048,401)
                                            ============             ============             ============
Basic and diluted
Earnings (loss) per common share
Loss before
  extraordinary items                       $     (0.005)            $     (0.002)            $     (0.037)
Extraordinary gain                                 0.000                    0.000                    0.000
                                            ------------             ------------             ------------
Net loss per share                          $     (0.005)            $     (0.002)            $     (0.037)
                                            ============             ============             ============
Weighted average common
 Shares - Basic and diluted                   30,875,000               30,109,000               28,889,898
                                            ============             ============             ============



The accompanying notes are an integral part of the financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2005


                                                                                                 Inception
                                                                                              March 7,2000 to
                                                                                                December 31,
                                                     2005                   2004                    2005
                                                -----------             -----------             -----------
                                                                                                 (Unaudited)
Cash Flows from Operating Activities:
Net loss                                        $  (146,641)            $   (71,516)            $(1,047,401)

Adjustments to Reconcile Net (Loss)
  to Net Cash (Used) by Operating
  Activities:

Depreciation and amortization                            --                      --                   3,311
Write down of fixed assets                               --                      --                   6,377
Interest expense-
   Beneficial conversion                                 --                  50,213                  50,213
Stock issued for services                            25,000                                         360,350
Contributed officer salaries                             --                      --                 113,212

Changes in Operating Current Assets
  and Liabilities
Accounts payable and accrued
  expenses                                           49,746                  (9,418)                107,658
                                                -----------             -----------             -----------
Net Cash (Used) by Operating
  Activities                                        (71,895)                (30,721)               (406,280)

Cash Flows From Investing Activities:
Purchase of equipment                                    --                      --                  (9,688)
                                                -----------             -----------             -----------
Cash Flows (Used) by Investing
  Activities                                             --                      --                  (9,688)

Cash Flows From Financing Activities:
Issue common stock for cash                          75,000                      --                 269,550
Notes payable                                            --                  39,250                  62,250
                                                -----------             -----------             -----------
 Cash Flows Provided by
   Financing Activities                              75,000                  39,250                 429,745
                                                -----------             -----------             -----------
Net increase in cash                                  3,105                   8,529                  13,777
Cash at beginning of period                          10,672                   2,143                      --
                                                -----------             -----------             -----------
Cash at end of period                           $    13,777             $    10,672             $    13,777
                                                ===========             ===========             ===========


                                                                                                 Inception
                                                                                              March 7, 2000 to
                                                                                                December 31,
                                                    2005                    2004                    2005
                                                -----------             -----------             -----------
NON-CASH FINANCING AND
 INVESTING ACTIVITIES:
Conversion of Notes to
 Common stock                                   $        --             $     5,000             $    28,000
                                                ===========             ===========             ===========
Accounts payable contributed
 to capital                                     $        --             $        --             $   110,907
                                                ===========             ===========             ===========
Stock issued in cancellation
 of accrued salaries                            $        --             $        --             $    1,000
                                                ===========             ===========             ===========



    The accompanying notes are an integral part of the financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2005

                                                            Common Stock
                                                            -------------                      Additional
                                                  Number of                 Par                 Paid-in
                                                   Shares                  Value                Capital
                                                 ----------             ----------             ----------
March 7, 2000                                            --                     --                     --
Shares issued for cash
   ($.08 per share)                               2,239,000             $    2,239             $  192,511
Shares issued for services
   ($.10 per share)                               3,170,000                  3,170                313,830
Founders stock                                   20,091,000                 20,091                     --
Net (loss)                                               --                     --                     --

(Less subscriptions receivable)                          --                     --                     --
                                                 ----------             ----------             ----------
Balance, December 31, 2000
(unaudited)                                      25,500,000                 25,500                506,341

Shares issued for Services
   ($.01 per share)                               1,025,000                  1,025                  9,325
Capital contribution                                     --                     --                 40,000
Net loss                                                 --                     --                     --
                                                 ----------             ----------             ----------
Balance, December 31, 2001                       26,525,000             $   26,525             $  555,666
(unaudited)

Net loss                                                 --                     --                     --
Additional capital contribution
 by shareholders                                         --                     --                 37,854
                                                 ----------             ----------             ----------
Balance, December 31, 2002                       26,525,000             $   26,525             $  593,520

Shares issued in exchange for
 Convertible loan
   ($.01 per share)                               2,300,000                  2,300                 20,700
Shares issued for services
   ($.01 per share)                                 800,000                    800                  7,200
Additional capital contribution                     113,212
Net loss                                                 --                     --                     --
                                                 ----------             ----------             ----------
Balance, December 31, 2003                       29,625,000             $   29,625             $  734,632

Shares issued in exchange for
 Convertible loan ($.01 per share)                  500,000                    500                  4,500
Beneficial conversion of notes                           --                     --                 50,213
Net loss                                                 --                     --                     --
                                                 ----------             ----------             ----------
Balance, December 31, 2004                       30,125,000             $   30,125             $  789,346

Shares issued for services
    ($.10 per share)                                250,000                    250                 24,750
Shares issued for cash
    ($.10 per share)                                750,000                    750                 74,250
Write off of Stock subscription                          --                     --                   (200)
Net loss                                                 --                     --                     --
                                                 ----------             ----------             ----------
Balance, December 31, 2005                       31,125,000             $   31,125             $  888,146
                                                 ==========             ==========             ==========



    The accompanying notes are an integral part of the financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
               FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
         THE PERIOD FROM MARCH 7, 2000 (INCEPTION) TO DECEMBER 31, 2005


                                                                (Deficit)
                                                               Accumulated
                                                                  During
                                      Subscription             Development
                                       Receivable                  Stage                   Total
                                      -----------              -----------              -----------
March 7, 2000                         $        --              $        --              $        --
Shares issued for cash                         --                       --                  194,750
Shares issued for services                     --                       --                  317,000
Founders stock                            (20,091)                      --                       --
Net (loss)                                     --                 (565,268)                (565,268)
(Less) subscriptions receivable              (200)                      --                     (200)
                                      -----------              -----------              -----------
Balance, December 31, 2000                (20,291)                (565,268)                 (53,718)
(unaudited)

Shares issued for Services                     --                       --                   10,350
Subscription collected                     20,091                       --                   20,091
Capital contribution                           --                       --                   40,000
Net loss                                       --                 (192,233)                (192,233)
                                      -----------              -----------              -----------
Balance, December 31, 2001            $      (200)             $  (757,501)             $  (175,510)
(unaudited)

Net loss                                       --                  (58,621)                 (58,621)
Additional capital contribution
  By shareholders                              --                       --                   37,854
                                      -----------              -----------              -----------
Balance, December 31, 2002            $      (200)             $  (816,122)             $  (196,277)

Shares issued in exchange for
 convertible loan                                                                            23,000
Shares issued for services                                                                    8,000
Additional paid in capital
 Contribution                                                                               113,212
Net gain                                       --
Additional capital contribution
  By shareholders                              --                  (13,122)                 (13,122)
                                      -----------              -----------              -----------
Balance, December 31, 2003            $      (200)             $  (829,244)             $   (65,187)
                                      ===========              ===========              ===========
Shares issued in exchange for
 convertible loan                                                                             5,000
Beneficial conversion of notes                 --                       --                   50,213
Net loss                                       --                  (71,516)                 (71,516)
                                      -----------              -----------              -----------
Balance, December 31, 2004            $      (200)             $  (900,760)             $   (81,489)

Shares issued for services                     --                       --                   25,000
Shares issued for cash                         --                       --                   75,000
Write off of stock subscription               200                       --                       --
Net loss                                       --                 (146,641)                (146,641)
                                      -----------              -----------              -----------
Balance, December 31, 2005            $       (--)             $(1,047,401)             $  (128,130)
                                      ===========              ===========              ===========



    The accompanying notes are an integral part of the financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS

CARSUNLIMITED.COM, INC. ("Cars")or ("the Company") was formed in Nevada on March 7, 2000. Cars is a development stage company with limited operations and revenues and only nominal assets. Its intended purpose was to offer users the ability to search a database that contained products and information about the Automobile Industry, new and used car sales (classified ads), as well as automotive products such as extended warranty information and anti-theft body part marking.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

The Company maintains its cash in bank accounts at high credit quality financial institutions. The balances at times may exceed federally insured limits.

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

REVENUE RECOGNITION - SALES COMMISSIONS

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2005, the Company does not believe that any impairment has occurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107 `Disclosures about Fair Value of Financial Instruments' (SFAS 107) requires the disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.

EARNINGS(LOSS) PER COMMON SHARE

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") no. 128, "Earnings per Share". The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning in the first quarter of 2006. The Company is currently evaluating the impact this new Standard will have on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets
- An Amendment of APB Opinion No.29,Accounting for Nonmonetary Transactions"("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We have considered SFAS 153 and have determined that this pronouncement is not applicable to our current operations.

In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 3.  INCOME TAXES

For Federal income tax purposes, the Company has net operating loss (NOL) totaling $239,000. These losses expire at various times through 2025.

The following is a reconciliation between the expected tax (benefit) using the federal statutory rate of 35% and the actual tax benefit:

                                                                   December 31,
                                                                      2005
                                                                   ----------
         Expected federal tax (benefit)                            $  (51,000)
         State and local tax (benefit) net of Federal effect          (18,000)
         Permanent differences                                         12,000
         Increase in valuation allowance                               57,000
                                                                   ----------
                                                                   $       --
                                                                   ==========

The Company's deferred tax assets are comprised of the following at December 31, 2005:

                     Net operating losses                   $     107,000
                     Valuation allowance                         (107,000)
                                                            -------------
                                                            $          --
                                                            =============

The valuation allowance has been adjusted to reflect prior year permanent timing differences.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Transactions with Management

On July 1, 2003, the Company entered into a credit facility with ODC Partners, LLC as described in Note 6 below. Daniel Myers, (chairman and president) is the manager of ODC.

NOTE 6. CONVERTIBLE NOTES PAYABLE AND CREDIT FACILITY

On July 1, 2003, ODC Partners, LLC, the Company's largest shareholder, entered into a Revolving Convertible Credit Facility with Cars, which requires ODC to lend us up to $100,000 during the credit period. The loans will be evidenced by promissory notes which bear interest at the rate of prime plus 2% and are due and payable on June 30, 2006. The loans are convertible, at the option of ODC Partners into common stock of the Company at the rate of $.01 per share.

As of December 31, 2005 the Balance of the convertible line of credit was $34,250. Accrued interest associated with this amount was $6,515 at December 31, 2005. The BCF totaled $50,213, which was all expensed in 2004.

NOTE 7. COMMON STOCK

In March 2005, the Company sold 750,000 shares of our common stock to accredited investors at $0.10 per share for an aggregate purchase price of $75,000.

In March 2005, the Company issued 250,000 shares of our common stock for services at $0.10 per share, valued at $25,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 13, 2006, the Company engaged Sherb & Co. LLP as the Company's independent accountants to audit the balance sheet of the Registrant, a Nevada corporation, as of December 31, 2005 and the related statements of income, stockholders' equity and cash flows for the year then ended.

      Bloom & Company ("Bloom") resigned as the Company's auditors effective from December 31, 2005. Bloom served as the Registrant's independent auditors for the Registrant's former fiscal years ended December 31, 2004 and December 30, 2003. Bloom's report on the Company's consolidated financial statements for the registrant's fiscal years ended December 31, 2004 and December 31, 2003 (the "Reports") did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except as follows: "The financial statements of CarsUnlimited.Com, Inc. as of December 31, 2000 and for the period from March 7, 2000 (inception) to December 31, 2000 were audited by other auditors whose report dated February 3, 2001 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from inception (March 7, 2000) to December 31, 2000 reflect total revenues of $136,845 and a net loss of ($565,268). Our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors."

      During the Company former fiscal years ended December 31, 2004 and December 30, 2003 and until Bloom's resignation, there were no disagreements with Bloom within the meaning of Item 304 of Regulation S-B or any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements if not resolved to Bloom`s satisfaction, would have caused Bloom to make reference to the subject matter of the disagreements in connection with its reports.

      During the Company's former fiscal years ended December 31, 2004 and December 31, 2003, until Bloom's resignation, there were no "reportable events" (as such term is defined in item 304(a)(1)(v) of regulation S-K).

      During the Company's two most recent fiscal years and any subsequent interim period prior to the engagement of Sherb & Co. LLP, neither the Company's nor anyone on the Company's behalf consulted with Sherb & Co. LLP, regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

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

ITEM 8a. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. As of the last date of the end of the period covered by this report ("Evaluation Date"), CarsUnlimited carried out an evaluation under the supervision and with the participation of its Chief Executive Officer, the sole officer, director and employee of Cars, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer has concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act.

(b) Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

Our Bylaws provide that we shall have a minimum of one director on the Board at any one time. Vacancies are filled by a majority vote of the remaining directors then in office. During the year ended December 31, 2005, the sole director and executive officer of the Company was as follows:

       NAME  AND  ADDRESS         AGE           POSITIONS  HELD
       ------------------         ---           ---------------------------
       DANIEL MYERS               34            Director, President and CEO

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

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2005 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary information concerning compensation awarded to, earned by or paid to Daniel Myers, our Chairman and Chief Executive Officer, for the year ended December 31, 2005. Our president did not receive a salary and cash bonus in excess of $100,000 for services rendered during those years.


                           SUMMARY COMPENSATION TABLE

                             Long-Term Compensation
                             ----------------------

         Annual  Compensation          Awards         Payouts
        ---------------------          ------         -------
Name  and                              Restricted
Principal                              Stock          Other($)
Position(s)          Year   Salary($)  Bonus($)    Compensation    Awards   (# shares)

Daniel Myers         2005     --         --             --           --          --
                     2004     --         --             --           --          --
                     2003     --         --             --           --          --

(1) Carsunlimited.Com has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 2005 and 2004.

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

The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under those rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which that person or entity has the right to acquire within sixty days after March 31, 2006. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

Number of Shares Percentage Nature of Name and Address Title Owned Ownership

Security Ownership of Beneficial Owners (1)

ODC Partners, LLC              Common     22,231,000     Beneficial      71.4%
444 Madison Avenue,
18th Floor
New York, NY 10022

Daniel Myers                   Common     22,231,000     Beneficial      71.4%
444 Madison Avenue,
18th Floor
New York, NY 10022

Officers and Directors as a group

(1) Such figures are based upon 31,125,000 shares of our common stock issued and outstanding as of March 30, 2006. Except as otherwise noted in these footnotes, the nature of beneficial ownership for shares reported in this table is sole voting and investment power.

(2) Mr. Myers has sole voting and disposition power over the shares held by ODC Partners as its managing member.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ODC Partners, LLC on July 1, 2003, entered into a Revolving Convertible Credit Facility with the Company, which requires ODC to lend the Company up to $100,000 during the credit period. The loans were evidenced by promissory note which bears interest at the rate of prime plus 2% and was due and payable on June 30, 2003. The loans are convertible, at the option of ODC Partners into common stock of the Company at the rate of $.01 per share. Daniel Myers, our Chairman and President, is the manager of ODC Partners, LLC. As of December 31, 2005 the balance of the loan payable is $34,250.

                                     PART IV

ITEM 13. EXHIBITS

The following documents are filed as part of this Annual Report on Form 10-KSB:

Exhibits


Exh.
No.               Description
---               -----------

10.1 Letter Agreement dated as of September 21, 2005 by and between the Registrant, Innopump, Inc. and Ocean Drive Opportunities Fund, LLC.(1)

10.2 Letter Agreement dated as of August 15, 2005 by and between the Registrant, Innopump, Inc. and Ocean Drive Opportunities Fund, LLC (2)

10.3 Agreement and Plan of Merger dated as of June 10, 2005 by and between the Registrant, Innopump, Inc., Pump Acquisition Corp, and Certain Stockholders (3)

14.1              Code of Business and Conduct of Ethics

23.1              Consent of Sherb & Co.

23.2              Consent of Bloom & Co., LLP

31.1              Certification pursuant to Rule 13a-14(a) and 15d-14(a).

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on September 29, 2005

(2) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on August 15, 2005

(3) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on June 10, 2005

Item 14. Principal Accounting Fees And Services

The following table sets forth the aggregate fees billed to us for (i) fiscal year ended December 31, 2005 by Sherb & Co., our auditors and (ii) fiscal year ended December 31, 2004 by Bloom & Co., LLP, our former auditors:

                                      2005           2004
                                    -------        -------

Audit Fees (1)                      $15,000        $ 7,500
Non-Audit Fees:

Audit Related Fees(2)                    --             --
Tax Fees(3)                         $ 2,500            453
All other Fees(4)                        --             --
                                    -------        -------
   Total Fees paid to Auditor       $17,500        $ 7,953
                                    =======        =======

(1) Audit fees consist of fees billed for professional services rendered for the audit of CarsUnlimited annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Sherb & Co. in connection with statutory and regulatory filings or engagements.

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

The Board of Directors has considered the role of Sherb & Co. in providing certain tax services to CarsUnlimited and has concluded that such services are compatible with Sherb & Co. independence as our auditors. In addition, the Board of Directors has approved providing certain tax services since the effective date of the SEC rules. The rule states that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved. The Board of Directors will continue to pre-approve all audit and permissible non-audit services provided by the independent auditors until an audit committee is formed which will then he responsible for approving audit fees. We are looking for new Board members who would be qualified to serve on an audit committee.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on April 13, 2006.

CarsUnlimited.Com, Inc.


                        By: /s/ Daniel Myers
                            ----------------------------------------
                            Daniel Myers
                            Chairman of the Board, President and CEO