Form 10QSB
period 2006-03-31
CARSUNLIMITED COM INC
filed 2006-05-12
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2006

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

                           Yes [X]              No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 31,125,000 shares of common stock, par value $0.001 per share, as of May 12, 2006.

                             CARSUNLIMITED.COM, INC.
                              INDEX TO FORM 10-QSB

Contents                                                                    PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1:  Condensed Unaudited Financial Statements                              3

         Balance Sheets - March 31, 2006 (unaudited)                           3
         and December 31, 2005

         Statements of Operations for the Three Months Ended March 31, 2006    4
         and 2005 and from inception on March 7, 2000 to March 31, 2006 (Unaudited)

         Statements of Changes in Stockholders Deficit for the Three Months    5
         Ended March 31, 2006, and from March 7, 2000 (inception) to Match
         31, 2006 (Unaudited)

         Consolidated Statements of Cash Flows for the Three Months Ended      6
         March 31, 2006 and 2005 and from inception on March 7, 2000 to
         March 31, 2006 (Unaudited)

         Notes to Condensed Unaudited Financial Statements                     7

ITEM 2:  Management Discussion and Analysis                                   11

ITEM 3:  Controls and Procedures                                              13

PART II  OTHER INFORMATION                                                    13

ITEM 1:  Legal Proceedings                                                    13

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds          13

ITEM 3:  Defaults Upon Senior Securities                                      13

ITEM 4:  Submission of Matters to Vote of Security Holders                    13

ITEM 5:  Other information                                                    13

ITEM 6:  Exhibits                                                             13

         Signatures                                                           14

         Certifications                                                       15

PART I.  FINANCIAL INFORMATION

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                     ASSETS

                                                                  March 31     December 31
                                                                   2006            2005
                                                                 Unaudited       Audited
                                                               ------------   ------------
Cash                                                           $      3,036   $     13,777
                                                               ------------   ------------

Total Assets                                                   $      3,036   $     13,777
                                                               ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Account payable and accrued expenses                           $    132,144   $    107,657
Loans payable shareholder                                            34,250         34,250
                                                               ------------   ------------

Total current liabilities                                           166,394        141,907
                                                               ------------   ------------

Stockholders' deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized,        31,125         31,125
31,125,000 and 31,125,000 shares issued and outstanding on
March 31, 2006 and December 31, 2005

Additional paid-in capital                                          888,146        888,146


(Deficit) accumulated during the development stage               (1,082,629)    (1,047,401)
                                                               ------------   ------------

Total stockholders' deficit                                        (163,358)      (128,130)
                                                               ------------   ------------

Total liabilities and stockholders' Deficit                    $      3,036   $     13,177
                                                               ============   ============

              See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                AND INCEPTION ON MARCH 7, 2000 TO MARCH 31, 2006
                                  (UNAUDITIED)


                                                                                     From Inception
                                                                                    March 7, 2000 to
                                                     Three Months Ended March 31,        March 31,
                                                        2006            2005              2006
                                                        ----            ----              ----
                                                      Unaudited       Unaudited         Unaudited
                                                    -------------   -------------   ----------------
Revenues:
Sales Commissions                                   $          --   $          --   $        310,403

Costs and Expenses:
Professional Fees                                          31,896          57,521            452,551
Salaries and related taxes                                     --              --            423,010
Commissions                                                    --              --             71,717
General and Administrative                                  2,510             440            399,322
                                                    -------------   -------------   ----------------

Total Costs and Expenses                                   34,406          57,961          1,346,600
                                                    -------------   -------------   ----------------

Operating Loss                                            (34,406)        (57,961)        (1,036,197)
                                                    -------------   -------------   ----------------

Interest Expense                                              822           2,448            (55,983)
                                                    -------------   -------------   ----------------

Income (loss) before Extraordinary items                  (35,228)        (60,409)        (1,092,180)
                                                    -------------   -------------   ----------------

Gain from Extinguishments, Net                                 --              --              9,551
                                                    -------------   -------------   ----------------

Net Income (loss)                                   $     (35,228)  $     (60,409)  $     (1,082,629)
                                                    =============   =============   ================

Net (loss) Per Common Share - Basic and diluted     $       (.001)  $       (.002)  $          (.037)
                                                    -------------   -------------   ----------------

Weighted Average Common Shares - Basic and diluted     31,125,000      30,125,000         29,014,898
                                                    =============   =============   ================

             See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
            FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND THE PERIOD
                FROM MARCH 7, 2000 (INCEPTION) TO MARCH 31, 2006
                                  (UNAUDITIED)

                                               Common Stock                                 (Deficit)
                                               ------------                                 ---------
                                                                                           Accumulated
                                                             Additional                      during
                                      Number of      Par       Paid-in    Subscriptions   Developmental
                                       Shares       Value      Capital      Receivable        Stage          Total
                                     ----------   --------   ----------   -------------   -------------   ----------
March 7, 2000                                --   $     --   $       --   $          --   $          --   $       --

Shares issued for cash
    ($.08 per share)                  2,239,000      2,239      192,511              --              --      194,750
Shares issued for services
    ($.10 per share)                  3,170,000      3,170      313,830              --              --      317,000
Founders Stock                       20,091,000     20,091           --         (20,091)             --           --
Net (loss)                                   --         --           --              --        (565,268)    (565,268)
Less subscriptions receivable               --         --           --            (200)             --         (200)
                                     ----------   --------   ----------   -------------   -------------   ----------

Balance, December 31, 2000           25,500,000   $ 25,500   $  506,341   $     (20,291)  $    (565,268)  $  (53,718)
      (Unaudited)
Shares issued for services
   ($.01 per share)                   1,025,000      1,025        9,325              --              --       10,350
Subscription collected                       --         --           --          20,091              --       20,091
Capital contribution                         --         --       40,000              --              --       40,000
Net loss                                     --         --           --              --        (192,233)    (192,233)
                                     ----------   --------   ----------   -------------   -------------   ----------

Balance, December 31, 2001           26,525,000   $ 26,525   $  555,666   $        (200)  $    (757,501)  $ (175,510)
      (Unaudited)
Net loss                                     --         --           --              --         (58,621)     (58,621)
Capital contributed by shareholders          --         --       37,854              --              --       37,854
                                     ----------   --------   ----------   -------------   -------------   ----------

Balance, December 31, 2002           26,525,000   $ 26,525   $  593,520   $        (200)  $    (816,122)  $ (196,277)
      (Unaudited)
Shares issued in exchange for
convertible loan ($.01 per share)     2,300,000      2,300       20,700              --              --       23,000

Shares issued for services
     ($.01 per share)                   800,000        800        7,200              --              --        8,000
Additional capital contribution              --         --      113,212              --              --      113,212
Net loss                                     --         --           --              --         (13,122)     (13,122)
                                     ----------   --------   ----------   -------------   -------------   ----------

Balance, December 31, 2003           29,625,000   $ 29,625   $  734,632   $        (200)  $    (829,244)  $  (65,187)

Shares issued in exchange for
convertible loan ($.01 per share)       500,000        500        4,500              --              --        5,000
Beneficial Conversion of notes               --         --       50,213              --              --       50,213
Net loss                                     --         --           --              --         (71,516)     (71,516)
                                     ----------   --------   ----------   -------------   -------------   ----------

Balance, December 31, 2004           30,125,000   $ 30,125   $  789,346   $        (200)  $    (900,760)  $  (81,489)

Shares issued for services
   ($.10 per share)                     250,000        250       24,750              --              --       25,000
Shares issued for cash
   ($.10 per share)                     750,000        750       74,250              --              --       75,000
Write off stock subscription                 --         --         (200)            200              --           --
Net loss                                     --         --           --              --        (146,641)     (146,641)
                                     ----------   --------   ----------   -------------   -------------   ----------

Balance, December 31, 2005           31,125,000   $ 31,125   $  888,146   $          --   $  (1,047,401)  $ (128,130)

Net loss                                     --         --           --              --         (35,228)     (35,228)
                                     ----------   --------   ----------   -------------   -------------   ----------

Balance, March 31, 2006              31,125,000   $ 31,125   $  888,146   $          --   $  (1,082,629)  $ (163,358)
                                     ==========   ========   ==========   =============   =============   ==========

             See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                AND INCEPTION ON MARCH 7, 2000 TO MARCH 31, 2006
                                  (UNAUDITIED)

                                                                                           From Inception
                                                       Three Months Ended March 31,   March 7, 2000 to March 31,
                                                           2006            2005                 2006
                                                      -------------   -------------   --------------------------
Cash Flows From Operating Activities:

Net loss                                              $     (35,228)  $     (60,409)  $               (1,082,629)

Adjustments to Reconcile Net Loss to
  Net Cash used in Operating Activities:
Depreciation and Amortization                                    --              --                        3,311
Write down of Fixed Assets                                       --              --                        6,377
Interest expense -
  Beneficial conversion                                          --                                       50,213
Stock issued for Services                                        --          25,000                      360,350
Changes is Operating Current Assets                              --              --                           --
  and Liabilities
Accounts payable and accrued expenses                        24,487           7,859                      132,145
Salaries payable-Officer                                         --              --                      113,212
Security Deposits                                                --              --                           --
                                                      -------------   -------------   --------------------------

Net cash provided by (Used in)

  Operating Activities                                      (10,741)        (27,550)                    (417,021)
                                                      -------------   -------------   --------------------------
Cash Flows used in Investing Activities;

Purchase of equipment                                            --              --                       (9,688)
                                                      -------------   -------------   --------------------------

Cash (Used) in Investing Activities                              --              --                       (9,688)
                                                      -------------   -------------   --------------------------

Cash Provided by Financing Activities
Issue of common stock for cash                                   --          75,000                      269,550
Notes payable                                                    --              --                       62,250
Additional paid-in capital                                       --              --                       97,945
                                                      -------------   -------------   --------------------------

Net cash provided by (Used in)

Financing Activities                                             --          75,000                      429,745
                                                      -------------   -------------   --------------------------

Net increase in cash                                        (10,741)         47,450                        3,036

Cash at beginning of period                                  13,777          10,672                           --
                                                      -------------   -------------   --------------------------

Cash at end of period                                 $       3,036   $      58,122   $                    3,036
                                                      =============   =============   ==========================

NON-CASH FINANCING AND
   INVESTING ACTIVITIES:
    Conversion of Notes to Common Stock               $          --   $          --   $                   28,000
                                                      =============   =============   ==========================
    Accounts payable contributed to capital           $          --   $          --   $                  110,907
                                                      =============   =============   ==========================
    Stock issued in cancellation of accrued salaries  $          --   $          --   $                    1,000
                                                      =============   =============   ==========================

             See notes to condensed unaudited financial statements.

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form l0-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended December 31, 2005, included in the Annual Report filed on Form l0-KSB for the year then ended.

In the opinion of the management of CarsUnlimited.com, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2006, and the results of operations and cash flows for the three-month period ending March 31, 2006 have been included. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005.

NATURE OF OPERATIONS

CARSUNLIMITED.COM, INC. ("Cars") or ("the Company") was formed in Nevada on March 7, 2000. Cars is a development stage company with limited operations and revenues and only nominal assets. Its intended purpose was to offer users the ability to search a database that contained products and information about the Automobile Industry, new and used car sales (classified ads), as well as automotive products such as extended warranty information and anti-theft body part marking.

Cars developed a website to market various leased products directly through automobile dealers. We arranged for the dealers to market the products to their automotive customers and collect the costs and fees. We received commissions from the third party administrators. Even though our business has been curtailed, it is our intention to maintain the website.

On June 13, 2003, the former majority stockholders and officers and directors of Carsunlimited.com, Inc. entered into an agreement with ODC Partners, LLC ("ODC"), and a Delaware Limited Liability Company. Pursuant to the Share Purchase Agreement, ODC purchased 19,931,000 shares of the Company's Common stock, par value $.001 per share for an aggregate purchase price of $69,793. As a result of this transaction, ODC became the beneficial owner of approximately 71.4% of the outstanding Common Stock. ODC will now direct Carsunlimited.com operations.

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

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At March 31, 2006, the Company does not believe that any impairment has occurred.

INCOME TAXES

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No.
109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

EARNINGS (LOSS) PER COMMON SHARE

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

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or "SAB 107". SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

                             CARSUNLIMITED.COM, INC.
                          (A Development Stage Company)
                NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

RELATED PARTY TRANSACTIONS

Transactions with Management

On July 1, 2003, the Company entered into a credit facility with ODC Partners, LLC as described in Note 7 below. Daniel Myers, (chairman and president) is the manager of ODC.

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

As of March 31, 2006, the Balance of the convertible line of credit was $34,250. Accrued interest associated with this amount was $7,338 at March 31, 2006. The Beneficial conversion feature totaled $50,213, which was all expensed in 2004.

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

Analysis of Financial Condition.

As of March 31, 2006, we had cash reserves of $3,036 and no other liquid assets or resources. From December 31, 2005, our cash had decreased by $10,741. On March 31, 2006, we had total current liabilities of $166,394 compared with $141,907 on December 31, 2005. We will need additional capital to implement our business plans successfully.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Carsunlimited.com had no revenue for the three months ended March 31, 2006 and for the period ending March 31, 2005. We have no costs of goods sold. The Company had no sales activities in 2005 and the three months ended March 31, 2006.

Expenses for professional services decreased by $25,625 from $57,521 for the three months ended March 31, 2005 to $31,896 for the three months ended March 31, 2006. The main reason for this decrease was a decrease in legal fees due to the temporary halt of raising additional capital.

General and administrative expenses increased by $2,070 from $440 for the three months ended March 31, 2005 to $2,510 for the three months ended March 31, 2006. As a result of decreased cost of professional services, the total expenses decreased by $23,945 from $58,351 to $34,406, during the three-month period ended March 31, 2005 as compared to 2006.

We had a net loss of $35,228 for the three-month period ending March 31, 2006 compared to a net loss of $60,409 for the same period last year. The decrease in loss of $25,181 was due to a decrease in professional fees for the period.

Plan of Operations

On June 11, 2003, Anthony Genova, Jr., Lawrence Genova, William Quinn, Joseph Marks, Mark Makropoulos, (collectively, "Sellers"), the former majority stockholders and officers and directors of Carsunlimited.com, Inc. entered into a share purchase agreement (the "Share Purchase Agreement") with ODC Partners, LLC ("ODC"), which was consummated on June 13, 2003. Pursuant to the Share Purchase Agreement, ODC purchased 19,931,000 shares of the Company's common stock, par value $.001 per share, owned by the Sellers for an aggregate purchase price of $69,793 or $.03 per share. Now ODC owns 71.4% of the outstanding shares of the registrant and is considered the controlling entity.

In connection with the transaction, the Company's principal executive offices are now located at 444 Madison Avenue, 18th Floor, New York, New York 10022.

As contemplated by the Share Purchase Agreement signed on June 13, 2003, by action of the Board of Directors of the Company (the "Board"), the number of persons comprising the Board was increased from five persons to six persons. As a result of this action, and the Board resignations of Messrs. Marks, Makropoulos, Quinn and Lawrence Genova on June 13, 2003, there existed four vacancies on the Board. Anthony Genova, Jr., the remaining member of the Board, appointed Mr. Daniel Myers, as designee of ODC, to fill one of the vacancies. In addition, also by action of the Board, the number of persons comprising the Board was decreased to one (1) person, effective ten days following the mailing of an Information Statement to all stockholders of the Company in compliance with Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1. At that time, the resignation of Anthony Genova, Jr. from the Board became effective. As part of the agreement, Anthony J. Genova, Jr. resigned and converted $100,000 of accrued salaries due to him into 100,000 shares of Common Stock. As of June 13, 2003, Daniel Myers became our sole director and executive officer of the Company.

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

As of September 21, 2005, Cars entered into a letter agreement ("Modification Letter") with Innopump, Inc. in which the parties agreed to amend the Agreement and Plan of Merger dated as of June 10, 2005 by and among Cars, Pump Acquisition Corp., a wholly-owned subsidiary of Cars, Innopump, and certain Innopump stockholders and that certain agreement dated August 15, 2005 by the same parties (as amended by that September 15, 2005 letter, the "August Agreement"). The parties agreed that certain actions of Cars had satisfied the obligation set forth in the August Agreement to deliver to Innopump $425,000 as a secured loan. In addition, the date by which Cars was required to have no less than $4.0 million in cash or cash equivalents and no more than $80,000 in liabilities was extended beyond September 15, 2005 to October 31, 2005 ("Liquidity Condition"). The continuing effectiveness of such extension is subject to the execution, within a reasonable period of time as determined in the sole discretion of Innopump, of a letter of intent (or equivalent instrument) ("Financing LOI") in connection with a financing of Registrant's equity securities ("Financing") by and between Registrant and a third party investor on terms acceptable to Innopump. Further, the continuing effectiveness is subject to the ongoing satisfaction by the parties of the terms of the Financing LOI, including without limitation, the preparation of definitive agreements, and providing of bridge financing.

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

Pursuant to the Merger Agreement, we intend to close the reverse merger with Innopump during the second quarter of this year. After closing, we intend that the sole business of the Company shall be the business of Innopump.

Liquidity and Capital Resources

Since inception, we have used more cash than we have generated. Because of the continued need for working capital to fund the business, we expect to experience negative operating cash flow for the foreseeable future. At this time we do not have the financial resources to attain profitable operations.

On March 31, 2006, we had a working capital deficit of $163,358 and total stockholders' deficit of $163,358.

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

ITEM 3. CONTROLS AND PROCEDURES

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

Changes in Internal Controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation of those controls subsequent to the Evaluation Date.

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


CARSUNLIMITED.COM, INC.


By: /s/ Daniel Myers
CEO, President, Chief Financial Officer and Director
Dated: May 12, 2006