Form 10QSB
period 2006-06-30
CARSUNLIMITED COM INC
filed 2006-08-16
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 000-28195

CARSUNLIMITED.COM, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	11-3535204
(State or other jurisdiction of	(State or I.R.S. Employer
incorporation of organization)	Identification Number)

305 Madison Avenue, Suite 4510, New York, New York 10165
(Address of principal executive offices)

212-986-0886
(Issuer's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 609,259,259 shares of common stock, par value $0.001 per share, as of August 14, 2006.

CARSUNLIMITED.COM, INC.

INDEX TO FORM 10-QSB

Contents		PAGE
PART I.	FINANCIAL STATEMENTS

ITEM 1:	Condensed Unaudited Financial Statements	3

	Balance Sheets - June 30, 2006 (unaudited) and December 31, 2005	3

	Statements of Operations for the Three Months And Six Months Ended June 30, 2006 and 2005 and from Inception on March 7, 2000 to June 30, 2006 (Unaudited)	4

	Statements of Changes in Stockholders Deficit for the Six Months Ended June 30, 2006, and from March 7, 2000 (inception) to Match 31, 2006 (Unaudited)	5

	Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 and from inception on March 7, 2000 to June 30, 2006 (Unaudited)	6

	Notes to Condensed Unaudited Financial Statements	7

ITEM 2:	Management Discussion and Analysis	12

ITEM 3:	Controls and Procedures	14

PART II	OTHER INFORMATION	14

ITEM 1:	Legal Proceedings	14

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds	14

ITEM 3:	Defaults Upon Senior Securities	14

ITEM 4:	Submission of Matters to Vote of Security Holders	14

ITEM 5:	Other information	14

ITEM 6:	Exhibits	14

	Signatures	15

	Certifications	16

PART I. FINANCIAL STATEMENTS

CARSUNLIMITED.COM, INC.
(A Development Stage Company)
BALANCE SHEET

ASSETS
	June 30, 2006 Unaudited	December 31 2005 Audited
Cash	$425	$13,777

Total Assets	$425	$13,777

LIABILITIES AND STOCKHOLDERS' DEFICIT

Account payable and accrued expenses	$125,214	$107,657
Loans payable - shareholder	54,250	34,250

Total current liabilities	179,464	141,907

Stockholders' deficit:
Common stock, $0.001 par value; 1,000,000,000 shares authorized, 31,125,000 and 31,125,000 shares issued and outstanding on June 30, 2006 and December 31, 2005	31,125	31,125

Additional paid-in capital	897,798	888,146

(Deficit) accumulated during the development stage	(1,107,962)	(1,047,401)

Total stockholders' deficit	(179,039)	(128,130)

Total liabilities and stockholders' deficit	$425	$13,177

See notes to unaudited financial statements.

CARSUNLIMITED.COM, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
AND INCEPTION ON MARCH 7, 2000 TO JUNE 30, 2006
(UNAUDITIED)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005	From Inception (March 7, 2000) to June 30, 2006
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
Revenues:
Sales Commissions	$--	$--		$--	$310,403

Costs and Expenses:
Professional Fees	22,086	21,201	53,982	78,722	474,637
Salaries and related taxes	--	--	--	--	423,010
Commissions	--	--	--	--	71,717
General and Administrative	2,426	2,722	4,936	3,161	401,748

Total Costs and Expenses	24,512	23,923	58,918	81,883	1,371,112

Operating Loss	(24,512)	(23,923)	(58,918)	(81,883)	(1,060,709)

Interest Expense	822	213	1,644	2,662	(56,805)

Income (loss) before Extraordinary items	(25,334)	(24,136)	(60,562)	(84,545)	(1,117,514)

Gain from Extinguishments, Net	--	--	--	--	9,551

Net Income (loss)	$(25,334)	$(24,136)	$(60,562)	$(84,545)	$(1,107,963)

Net (loss) Per Common Share - Basic and diluted	$(.001)	$(.001)	$(.002)	$(.003)	$(.040)

Weighted Average Common Shares - Basic and diluted	31,125,000	30,125,000	31,125,000	30,125,000	27,983,333

See notes to unaudited financial statements.

CARSUNLIMITED.COM, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND THE PERIOD
FROM MARCH 7, 2000 (INCEPTION) TO JUNE 30, 2006
(UNAUDITIED)

	Common Stock				(Deficit)
	Number of Shares	Par Value	Additional Paid-in Capital	Subscriptions Receivable	Accumulated during Developmental Stage	Total
March 7, 2000	-	$-	$-	$-	$-	$-
Shares issued for cash
($.08 per share)	2,239,000	2,239	192,511	-	-	194,750
Shares issued for services
($.10 per share)	3,170,000	3,170	313,830	-	-	317,000
Founders Stock	20,091,000	20,091	-	(20,091)	-	-
Net (loss)	-	-	-	-	(565,268)	(565,268)
(Less subscriptions receivable	-	-	-	(200)		(200)

Balance, December 31, 2000	25,500,000	25,500	506,341	(20,291)	(565,268)	(53,718)
(Unaudited)
Shares issued for services ($.01 per share)	1,025,000	1,025	9,325	-	-	10,350
Subscription collected	-	-	-	20,091	-	20,091
Capital contribution	-	-	40,000	-	-	40,000
Net loss	-	-	-	-	(192,233)	(192,233)

Balance, December 31, 2001	26,525,000	26,525	555,666	(200)	(757,501)	(175,510)
(Unaudited)
Net loss	-	-	-	-	(58,621)	(58,621)
Capital contributed by shareholders	-	-	37,854	-	-	37,854

Balance, December 31, 2002	26,525,000	26,525	593,520	(200)	(816,122)	(196,277)
(Unaudited)
Shares issued in exchange for convertible loan ($.01 per share)	2,300,000	2,300	20,700	-	-	23,000
Shares issued for services ($.01 per share)	800,000	800	7,200	-	-	8,000
Additional capital contribution	-	-	113,212	-	-	113,212
Net loss	-	-	-	-	(13,122)	(13,122)

Balance, December 31, 2003	29,625,000	29,625	734,632	(200)	(829,244)	(65,187)

Shares issued in exchange for convertible loan ($.01 per share)	500,000	500	4,500	-	-	5,000
Beneficial Conversion of notes	-	-	50,213	-	-	50,213
Net loss	-	-	-	-	(71,516)	(71,516)

Balance, December 31, 2004	30,125,000	30,125	789,346	(200)	(900,760)	(81,489)

Shares issued for services ($.10 per share)	250,000	250	24,750	-	-	25,000
Shares issued for cash ($.10 per share)	750,000	750	74,250	-	-	75,000
Write off stock subscription	-	-	(200)	200	-	-
Net loss	-	-	-	-	(146,641)	(146,641)

Balance, December 31, 2005	31,125,000	31,125	888,146	-	(1,047,401)	(128,130)

Additional capital contribution	-	-	9,652	-	-	9,652
Net loss	-	-	-	-	(60,562)	(60,562)

Balance, June 30, 2006	31,125,000	$31,125	$897,798	$-	$(1,107,963)	$(179,040)

See notes to unaudited financial statements.

CARSUNLIMITED.COM, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
AND INCEPTION ON MARCH 7, 2000 TO JUNE 30, 2006
(UNAUDITIED)

	Six Months Ended June 30,		From Inception March 7, 2000 to March 31,
	2006	2005	2006
Cash Flows From Operating Activities:

Net loss	$(60,562)	$(84,545)	$(1,107,963)

Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Depreciation and Amortization	--	--	3,311
Write down of Fixed Assets	--	--	6,377
Interest expense -
Beneficial conversion			50,213
Stock issued for Services	--	--	360,350
Changes is Operating Current Assets and Liabilities	--	--	--
Accounts payable and accrued expenses	17,558	28,748	125,216
Salaries payable-Officer	--	--	113,212
Security Deposits	--	--	--

Net cash provided by (Used in) Operating Activities	(43,004)	(55,797)	(449,284)

Cash Flows used in Investing Activities: Purchase of equipment	--	--	(9,688)

Cash (Used) in Investing Activities	--	--	(9,688)

Cash Provided by Financing Activities
Issue of common stock for cash	--	1,000	269,550
Increase in Notes payable	20,000	99,000	82,250
Additional paid-in capital	9,652	--	107,597

Net cash provided by (Used in) Financing Activities	29,652	100,000	459,397

Net increase in cash	(13,352)	44,203	425

Cash at beginning of period	13,777	10,672	-

Cash at end of period	$425	$54,875	$425

NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Conversion of Notes to Common Stock	$--	$--	$28,000
Accounts payable contributed to capital	$--	$--	$110,907
Stock issued in cancellation of accrued salaries	$--	$1,000	$1,000
See notes to condensed unaudited financial statements.

CARSUNLIMITED.COM, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2006

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

In the opinion of the management of Carsunlimited.com, Inc. (the "Company"), all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2006, and the results of operations and cash flows for the six-month period ending June 30, 2006 have been included. The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report filed on Form l0-KSB as filed with the Securities and Exchange Commission for the year ended December 31, 2005.

NATURE OF OPERATIONS

HISTORICAL INFORMATION

CARSUNLIMITED.COM, INC. (“Cars”) or (“the Company”) was formed in Nevada on March 7, 2000. Cars was a development stage company with limited operations and revenues and only nominal assets. Its intended purpose was to offer users the ability to search a database that contained products and information about the Automobile Industry, new and used car sales (classified ads), as well as automotive products such as extended warranty information and anti-theft body part marking.

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

RECENT MERGER

Effective on August 9, 2006, Innopump, Inc. (“Innopump”) and certain of Innopump’s shareholders executed and closed on an Agreement and Plan of Merger (“Merger Agreement”) by and among, Innopump, those shareholders, Carsunlimited.com, Inc. ( “CARS”) and its subsidiary, Pump Acquisition Corp., ("PAC") (See Subsequent Events below).

In connection with the Merger, Daniel Myers resigned as Chief Executive Officer, President and Secretary of Cars effective August 9, 2006. The Board appointed Mr. Geoffrey Donaldson as the new Chief Executive Officer and Chairman of the Board on that date.

CARSUNLIMITED.COM, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2006

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable assets related to those on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At June 3, 2006, the Company does not believe that any impairment has occurred.

INCOME TAXES

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standard No. 107 ‘Disclosures about Fair Value of Financial Instruments’ (SFAS 107) requires the disclosure of fair value information about financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.

CARSUNLIMITED.COM, INC.
(A Development Stage Company)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2006

EARNINGS (LOSS) PER COMMON SHARE

The Company reports loss per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) no. 128, “Earnings per Share”. The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive.

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

STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.  Effective January 1, 2006, the Company has fully adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

CARSUNLIMITED.COM, INC.
(A Development Stage Company)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2006

GOING CONCERN

The Company was a development stage company with limited operations, no substantial, continuing source of revenues, only nominal assets, and working capital and stockholders' deficits. Operations as of June 30, 2006 required substantial capital and until revenues were sufficient to fund ongoing operations, we were highly dependent on external sources of financing to allow us the opportunity to find a suitable operating entity. Cars had no internal sources of liquidity and did not expect to generate any positive cash flows in the immediate future. These conditions raise substantial doubt about its ability to continue as a going concern. As of August 9, 2006, the Company completed the Merger Agreement as described in Subsequent Events below.

RELATED PARTY TRANSACTIONS

Transactions with Management

On July 1, 2003, the Company entered into a credit facility with ODC Partners, LLC as described below. Daniel Myers, (chairman and president) is the manager of ODC.

CONVERTIBLE NOTES PAYABLE AND CREDIT FACILITY

On July 1, 2003, ODC Partners, LLC, the Company’s largest shareholder, entered into a Revolving Convertible Credit Facility with Cars, which requires ODC to lend us up to $100,000 during the credit period. The loans will be evidenced by promissory notes which bear interest at the rate of prime plus 2% and are due and payable on June 30, 2006. The loans are convertible, at the option of ODC Partners into common stock of the Company at the rate of $.01 per share.

As of June 30, 2006, the balance of the convertible line of credit was $54,250. Accrued interest associated with this amount was $8,216 at June 30, 2006. The bneficial conversion feature totaled $50,213, which was all expensed in 2004.

In July of 2006 the balance of the convertible line of credit increased to $100,000.

On August 8, 2006, prior to the Merger Agreement described in Subsequent Events, ODC converted the $100,000 of principal and interest into shares of the Company’s common stock at a price of one cent ($.01) per share. The parties agreed that the Company shall owe no additional amounts under the loan. The loan was converted into 10 million shares of the Company’s common stock.

COMMON STOCK

In March 2005, the Company sold 750,000 shares of our common stock to accredited investors at $0.10 per share for an aggregate purchase price of $75,000.

In March 2005, the Company issued 250,000 shares of our common stock for services at $0.10 per share, valued at $25,000.

CARSUNLIMITED.COM, INC.
(A Development Stage Company)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2006

In August 8 2006, prior to the Merger, the Company issued 10,000,000 shares of our common stock to the Company’s largest shareholder upon conversion of the shareholders convertible note payable.

SUBSEQUENT EVENTS

Merger by and among Innopump’s shareholders, Carsunlimited.com, Inc. and its wholly owned subsidiary

Innopump, Inc. is a Nevada Corporation. Effective August 9, 2006, Innopump and certain of Innopump’s shareholders executed and closed on an Agreement and Plan of Merger by and among, Innopump, those shareholders, Carsunlimited.com, Inc.and its subsidiary, Pump Acquisition Corp. Pursuant to the Merger Agreement, CARS issued 568,134,259 shares of its common stock to Innopump’s shareholders in consideration of Innopump merging with and into PAC and becoming a wholly-owned subsidiary of CARS ("Merger"). The Merger Agreement required CARS to issue to the Innopump stockholders 1,950 shares of CARS common stock for each share of Innopump common stock outstanding at the effective date of August 9, 2006. At the closing, there were 262,500 outstanding shares of Innopump common stock plus 28,792 shares issued on conversion of certain debt for a total of 291,292 shares which resulted in the issuance of 568,134,259 shares of CARS common stock and resulted in CARS stockholders retaining approximately 6.75% (41,125,000 shares) of the outstanding stock and Innopump stockholders receiving approximately 93.25% of the outstanding stock on a pre-diluted basis. The Merger was accounted for as a reverse merger (recapitalization) with Innopump deemed to be the accounting acquirer and CARS as the legal acquirer. Holders of Innopump convertible notes, warrants and options received equivalent amount of notes, warrants and options convertible or exercisable into that number of CARS common stock had they converted or exercised immediately prior to the closing. The Merger Agreement contained customary representations, warranties and covenants of both CARS and Innopump.. All conditions precedent were either satisfied or waived for the closing of the Merger (the “Closing”). The Closing became effective on August 9, 2006 (the “Closing Date”).

Effective August 9, 2006, in connection with the Merger, CARS sold 10% senior redeemable convertible debt (“Convertible Debt”) in the principal amount of $7.5 million to Mellon HBV Master U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. in exchange for $7.5 million in cash. The proceeds from the Convertible Debt will be used for working capital, capital expenditures, mandatory debt repayment, and general corporate purposes.

See the Company’s Report on Form 8-K dated August 9, 2006, filed with the SEC on August 11, 2006, for a more detailed description of the Merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Analysis of Financial Condition.

As of June 30, 2006, we had cash reserves of $425 and no other liquid assets or resources. From December 31, 2005, our cash had decreased by $13,352. On June 30, 2006, we had total current liabilities of $179,645 compared with $141,907 on December 31, 2005. We will need additional capital to implement our business plans successfully.

Results of Operations

Six Months Ended June 30, 2006 and 2005

Carsunlimited.com had no revenue for the six months ended June 30, 2006 and for the period ending June 30, 2005. We have no costs of goods sold. The Company had no sales activities in 2005 and the six months ended June 30, 2006.

Expenses for professional services decreased by $24,740, from $78,722 for the Six months ended June 30, 2005 to $53,982, for the Six months ended June 30, 2006. The main reason for this decrease was a decrease in legal fees due to the temporary halt of raising additional capital.

General and administrative expenses increased by $1,775 from $3,161 for the six months ended June 30, 2005 to $4,936 for the six months ended June 30, 2006. As a result of decreased cost of professional services, the total expenses decreased by $22,965 from $81,883 to $58,918 during the six-month period ended June 30, 2005 as compared to 2006.

We had a net loss of $60,562 for the six-month period ending June 30, 2006 compared to a net loss of $84,545 for the same period last year. The decrease in loss of $23,983 was due to a decrease in professional fees for the period.

Plan of Operations

-Merger by and among Innopump’s shareholders, Carsunlimited.com, Inc. and its wholly owned subsidiary

Innopump, Inc. is a Nevada Corporation. Effective August 9, 2006, Innopump and certain of Innopump’s shareholders executed and closed on an Agreement and Plan of Merger by and among, Innopump, those shareholders, Carsunlimited.com, Inc. and its subsidiary, Pump Acquisition Corp. Pursuant to the Merger Agreement, CARS issued 568,134,259 shares of its common stock to Innopump’s shareholders in consideration of Innopump merging with and into PAC and becoming a wholly-owned subsidiary of CARS. The Merger Agreement required CARS to issue to the Innopump stockholders 1,950 shares of CARS common stock for each share of Innopump common stock outstanding at the effective date of August 9, 2006. At the closing, there were 262,500 outstanding shares of Innopump common stock plus 28,792 shares issued on conversion of certain debt for a total of 291,292 shares which resulted in the issuance of 568,134,259 shares of CARS common stock and resulted in CARS stockholders retaining approximately 6.75% (41,125,000 shares) of the outstanding stock and Innopump stockholders receiving approximately 93.25% of the outstanding stock on a pre-diluted basis. The Merger was accounted for as a reverse merger (recapitalization) with Innopump deemed to be the accounting acquirer and CARS as the legal acquirer. Holders of Innopump convertible notes, warrants and options received equivalent amount of notes, warrants and options convertible or exercisable into that number of CARS common stock had they converted or exercised immediately prior to the closing. The Merger Agreement contained customary representations, warranties and covenants of both CARS and Innopump. All conditions precedent were either satisfied or waived for the closing of the Merger (the “Closing”). The Closing became effective on August 9, 2006 (the “Closing Date”).

Effective August 9, 2006, in connection with the Merger, we sold 10% senior redeemable convertible debt (“Convertible Debt”) in the principal amount of $7.5 million to Mellon HBV Master U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. (collectively referred to as the “Investor”) in exchange for $7.5 million in cash. The proceeds from the Convertible Debt will be used for working capital, capital expenditures, mandatory debt repayment, and general corporate purposes.

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

See the Company’s Report on Form 8-K dated August 9, 2006, filed with the SEC on August 11, 2006, for a more detailed description of the Merger.

Liquidity and Capital Resources

Since inception, we have used more cash than we have generated. Because of the continued need for working capital to fund the business, we expect to experience negative operating cash flow for the foreseeable future. At this time we do not have the financial resources to attain profitable operations.

On June 30, 2006, we had a working capital deficit of $179,040 and total stockholders' deficit of $179,040.

In June 2003, ODC Partners, LLC ("ODC"), our majority shareholder, lent us $15,000 in exchange for a convertible note payable that bears 4% interest and matures in four years. Also, on July 1, 2003, ODC entered into a Revolving Convertible Credit Agreement with us that requires ODC to lend the Company up to $100,000 during the credit period. The loan was evidenced by a promissory note bearing interest at the rate of prime plus 2% and is due and payable on June 30, 2006. The loans are convertible, at the option of ODC, into common stock of the Company at the rate of $.01 per share.

As of June 30, 2006, the balance of the convertible line of credit was $54,250. Accrued interest associated with this amount was $8,216 at June 30, 2006. The beneficial conversion feature totaled $50,213, which was all expensed in 2004.

In July of 2006 the balance of the convertible line of credit increased to $100,000.

On August 8, 2006, prior to the Merger Agreement described in Subsequent Events, ODC converted the $100,000 of principal and interest into shares of the Company’s common stock at a price of one cent ($.01) per share. The parties agreed that the Company shall owe no additional amounts under the loan. The loan was converted into 10 million shares of the Company’s common stock.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. As of the last date of the end of the period covered by this report ("Evaluation Date"), Carsunlimited carried out an evaluation under the supervision and with the participation of its Chief Executive Officer, the sole officer, director and employee of Cars, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the then Chief Executive Officer has concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act. On August 9, 2006, pursuant to the Agreement and Plan of Merger described in Subsequent Events, Dan Myers, the prior Chief Executive Officer resigned. The current Chief Executive Officer in certifying this quarterly report has relied on the representation and warranties contained in the Agreement and Plan of Merger.

Changes in Internal Controls

The Company made no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation of those controls subsequent to the Evaluation Date. The current Chief Executive Officer in certifying this quarterly report has relied on the representation and warranties contained in the Agreement and Plan of Merger. The Company intends to conduct a new evaluation of disclosure controls, procedures and internal controls in furtherance of the Agreement and Plan of Merger.

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

ITEM 5. Other Information

None

ITEM 6. Exhibits

The following documents are filed as part of this report:

31 Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARSUNLIMITED.COM, INC.

By:	/s/ Geoffrey Donaldson
Chief Executive Officer, Principal Accounting Officer and Director Dated: August 15, 2006