Form 10QSB
period 2006-09-30
CARSUNLIMITED COM INC
filed 2006-11-20
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2006

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

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 609,259,259 shares of common stock, par value $0.001 per share, as of November 20, 2006.

CARSUNLIMITED.COM, INC.
FORM 10-QSB
QUARTERLY REPORT
For the Three Months Ended September 30, 2006

TABLE OF CONTENTS

Part I - Financial Information

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheet	1

Consolidated Statements of Operations	2

Consolidated Statements of Cash Flows	3-4

Notes to Unaudited Consolidated Financial Statements	5-12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-16

Item 3. Controls and Procedures	17

Part II. - Other Information	18-19

Signatures	20

Exhibit 31

Exhibit 32

Item 1. Financial Statements

CARSUNLIMITED.COM, INC. CONSOLIDATED BALANCE SHEET

September 30,
2006
(unaudited)
ASSETS

Current assets
Cash	$2,347,147
Due from affiliates	54,783
Accounts receivable	68,964
Inventories	366,378
Prepaid expenses and other current assets	66,777

Total current assets	2,904,049

Property and equipment, net	1,047,708

Other assets
Deferred financing costs	784,000
Security deposit	34,155

Total other assets	818,155

$4,769,912

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Note and interest payable	$112,488
Notes and interest payable, related parties	1,462,120
Interest payable on convertible note	108,333
Common stock subject to redemption	887,403
Due to licensor	355,098
Accounts payable and accrued expenses	822,540
Due to related parties	166,612
Customer deposits	43,009

Total current liabilities	3,957,603

Long-term liabilities
Convertible note and interest payable, net of debt discount of $598,928	6,995,020
Customer advance	700,000
Derivative financial instruments	635,142
Sublease security deposit, affiliate	6,830

8,336,992

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value, 100 million shares authorized,
zero issued and outstanding	-
Common stock, $.001 par value, 1.3 billion shares authorized,
609,259,259 issued and outstanding	609,259
Additional paid-in-capital	107
Accumulated deficit	(8,134,049)

Total stockholders' deficit	(7,524,683)

$4,769,912
See accompanying notes to unauditied financial statements

CARSUNLIMITED.COM, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2006	2005
	(unaudited)	(unaudited)

Net revenues	$19,475	$12,800

Cost of revenues
Direct costs	21,765	11,440
Indirect costs	148,940	92,498

	170,705	103,938

Gross margin	(151,230)	(91,138)

Operating expenses
General and administrative	697,178	383,434

Loss from operations	(848,408)	(474,572)

Other income (expenses)
Sublease income, affiliates	9,624	24,480
Interest expense	(261,005)	(27,178)
Interest expense, related parties	(31,877)	(37,791)
Amortization of debt discount	(36,214)	-
Amortization of financing costs	(74,836)	(13,808)
Gain (loss) on foreign currency exchange	(4,007)	731

	(398,315)	(53,566)

Net loss	$(1,246,723)	$(528,138)

Weighted average common shares outstanding
Basic	548,496,694	479,797,785

Diluted	580,496,252	511,979,343

Loss per common share
Basic and Diluted	$(0.002)	$(0.001)

See accompanying notes to unauditied financial statements

CARSUNLIMITED.COM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2006	2005
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(1,246,723)	$(528,138)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	81,141	52,818
Amortization of financing costs	74,836	13,808
Amortization of debt discount	36,214	-
Changes in operating assets and liabilities:
Due from affiliates	(3,275)	(13,215)
Accounts receivable	39,415	(7,690)
Inventories	(252,483)	(12,089)
Prepaid expenses and other current assets	(16,341)	2,308
Due to licensor	75,024	59,952
Accounts payable and accrued expenses	137,734	(116,449)
Due to related parties	7,430	(20,996)
Customer deposits	13,480	4,530
Interest payable	386,510	62,119

Net cash used in operating activities	(667,038)	(503,042)

Cash flows from investing activities
Purchase of equipment	(167,133)	-
Payments for merger costs	(142,919)	-
Net cash acquired from merger	95	-

Net cash used in investing activities	(309,957)	-

Cash flows from financing activities
Proceeds from issuance of convertible note	1,706,846	450,000
Proceeds from customer advance	700,000	-
Payments on notes payable	-	350,000
Payments on equipment lease	-	(12,560)

Net cash provided by financing activities	2,406,846	787,440

Net increase in cash	1,429,851	284,398

Cash, beginning of period	917,296	55,244

Cash, end of period	$2,347,147	$339,642
See accompanying notes to unauditied financial statements

CARSUNLIMITED.COM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2006	2005
	(unaudited)	(unaudited)

Supplemental disclosure of cash flow information,
cash paid during the period for interest	$427,288	$2,401

Supplemental disclosure of non-cash investing and financing, activities:

Convertible debentures converted to common stock	$1,200,000	$-

Debt discount related to convertible note	$635,142	$-

Reclassification of deferred financing cost to accounts payable	$175,000	$-

Issuance of Mellon convertible notes	$7,500,000
Payments made directly to debtholders	(4,517,154)
Merger and financing costs	(1,026,000)
Payment made directly to licensor	(250,000)

Net proceeds received	$1,706,846
See accompanying notes to unauditied financial statements

CARSUNLIMITED.COM, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

CARSUNLIMITED.COM, Inc. (hereinafter referred to as “Registrant”), a Nevada publicly traded corporation, was a development stage company with limited operations and revenues and only nominal assets. Its intended purpose was to offer users the ability to search a database that contained products and information about the Automobile industry, new and used car sales (classified ads), as well as automotive products such as extended warranty information and anti-theft body part marking.

On August 9, 2006, Registrant executed an Agreement and Plan of Merger (“Merger Agreement”) with Pump Acquisition Corp., a wholly-owned subsidiary of Registrant ("PAC"), Innopump, Inc. D/B/A Versadial (“Innopump”), a Nevada corporation which was formed on April 1, 2005, and certain Innopump stockholders. Pursuant to the Merger Agreement, the Registrant issued 568,134,259 shares of its common stock to shareholders of Innopump in consideration of Innopump merging with and into PAC and becoming a wholly-owned subsidiary of Registrant ("Merger"). Registrant, prior to the Merger, is sometimes referred to herein as OLDCO .The Merger is more fully described in Note 3. As a result of the merger, Innopump became a majority-owned subsidiary of OLDCO and the holders of Innopump common stock and debt acquired a majority interest of OLDCO. The accounting of this transaction differs from its legal form, as Innopump is considered the accounting acquirer and OLDCO the acquired entity. The transaction has been accounted for as a reverse acquisition under the purchase method of accounting, whereby the assets of OLDCO were revalued and the purchase price allocated to those assets acquired and liabilities assumed. Innopump’s historical financial statements were carried forward subsequent to the merger as those of the combined entity (hereinafter referred to as “NEWCO” or the “Company”).

Innopump is engaged in the manufacture of a dispenser that enables the user to blend two liquids in varying proportions. The dispensers are manufactured in Germany and are currently being utilized in the food and cosmetic industries.

On May 25, 2005, Innopump acquired all of the assets and assumed certain liabilities of Sea Change Group, LLC ("SCG"), a privately held New York Limited Liability Company formed in 1999. This transaction between Innopump and SCG, which were entities under common control, was accounted for in a manner similar to a pooling of interests whereby the assets and liabilities of SCG were transferred to Innopump at historical amounts. Prior to the merger with OLDCO, the financial statements of Innopump were prepared as if the transaction had occurred at the beginning of the period presented, and present the financial data of previously separate entities.

Basis of Presentation

NEWCO’s fiscal year ends on June 30, and therefore references to fiscal 2006 and 2005 refer to the fiscal years ended June 30, 2006 and June 30, 2005, respectively. OLDCO’s fiscal year end was December 31, which was changed to June 30 to conform to the year end of Innopump, the accounting acquirer.

The accompanying condensed consolidated financial statements of the Company reflect the historical results of the predecessor entity, Innopump, prior to August 9, 2006 and the consolidated results of operations of NEWCO subsequent to the acquisition date of August 9, 2006.

The common stock and per share information in the consolidated financial information and related notes have been retroactively adjusted to give effect to the reverse merger on August 9, 2006.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form l0-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2005 of OLDCO, included in the Annual Report filed on Form l0-KSB for the year then ended. These financial statements should also be read in conjunction with Form 8-K of CARSUNLIMITED.COM, Inc. filed on August 11, 2006 and Form 8-K/A of CARSUNLIMITED.COM, Inc. filed on October 13, 2006 with the SEC, which include the audited financial statements of Innopump for the years ended June 30, 2006 and 2005. These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for the fiscal quarters ended September 30, 2006 and 2005. The results of operations for the first quarter of fiscal 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

In December 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46r”). FIN 46r requires certain variable interest entities (“VIE”) to be consolidated by the primary beneficiary entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

The Company is the primary beneficiary of SCG under FIN 46r. SCG, as a result of the business acquisition described in Note 1, is no longer an operating entity and is dependent on the Company for all of its income consisting of future royalties and license fees. The Company consolidated the results of SCG’s operations for the three months ended September 30, 2006, consisting of approximately $116,000 in net income derived from a $150,000 license fee from the Company, net of interest and other operating expenses. SCG’s assets at September 30, 2006 approximated $238,000 consisting mainly of cash, sublease income receivable and a security deposit on a lease. SCG’s liabilities at September 30, 2006 approximated $1,469,000 consisting primarily of loans due to partners which were not assumed by the Company as part of the business acquisition described in Note 1. These assets and liabilities are included in the consolidated financial statements.

The consolidated financial statements include the accounts of the Company and SCG. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenues are generally recognized at the time of shipment. The Company requires deposits from certain customers which are recorded as current liabilities until the time of shipment.

Impairment of Long-Lived Assets

Certain long-lived assets of the Company are reviewed at least quarterly to determine whether there are indications that their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2006, management expects these assets to be fully recoverable.

Foreign Currency Transactions

The Company complies with SFAS No. 52 “Foreign Operations and Currency Translation”. All foreign currency transaction gains and losses are included in the Company’s net income (loss) in the period the exchange rate changes.

Shares Subject to Mandatory Redemption

The Company complies with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which requires certain financial instruments such as mandatory redeemable shares, be classified as liabilities even though they possess certain characteristics of equity.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," approximate the carrying amounts presented in the consolidated balance sheet.

Derivative Financial Instruments

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". These non -hedging contracts accounted for in accordance with EITF No. 00-19 include freestanding warrants and options to purchase the Company's common stock as well as embedded conversion features that have been bifurcated from the host financing contract in accordance with the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company's consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3. MERGER AGREEMENT

On August 9, 2006, OLDCO executed an Agreement and Plan of Merger (“Merger Agreement”) with Pump Acquisition Corp., a wholly-owned subsidiary of OLDCO ("PAC"), Innopump, and certain Innopump stockholders. Pursuant to the Merger Agreement, the Company issued 568,134,259 shares of its common stock to shareholders of Innopump in consideration of Innopump merging with and into PAC and becoming a wholly-owned subsidiary of OLDCO ("Merger"). Holders of Innopump convertible notes, warrants and options received equivalent amount of notes, warrants and options convertible or exercisable into that number of Registrant common stock had they converted or exercised immediately prior to the closing.

The Merger Agreement required OLDCO to issue to the Innopump stockholders 1,950 shares of common stock for each share of Innopump common stock outstanding at the closing date of August 9, 2006. At the closing, there were 262,500 outstanding shares of Innopump common stock plus 28,792 shares issued on conversion of certain debt for a total of 291,292 shares which resulted in the issuance of 568,134,259 shares of common stock and resulted in OLDCO stockholders retaining approximately 6.75% (41,125,000 shares) of the outstanding stock and Innopump stockholders receiving approximately 93.25% of the outstanding stock on a pre-diluted basis.

The parties’ completion of the transactions contemplated under the Merger Agreement were subject to the satisfaction of certain contingencies including, without limitation, requisite approvals and consents and that OLDCO shall have no less than $7,500,000 in cash or cash equivalents and no more than $80,000 in liabilities immediately prior to closing (see Note 5). These conditions were deemed satisfactory at the closing.

NEWCO incurred merger costs of approximately $503,000, which were charged to equity, consisting of approximately a $350,000 advisory fee payable to the investment banker and $153,000 in legal fees. The investment banker agreed to defer payment of $175,000 of the advisory fee until February 2007. All other fees were paid at or subsequent to the closing.

The following supplemental pro forma information is presented to illustrate the effects of the acquisition of Innopump on the historical operating results for the three months ended September 30, 2006 and 2005 as if the acquisition had occurred at the beginning of the respective period:

	Three Months Ended September 30,
	2006	2005

Revenues	$19,475	$12,800
Net loss	$(1,340,799)	$(989,345)
Net loss per share	$(0.002)	$(0.002)

The above unaudited pro forma condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations that actually would have been realized had Innopump and OLDCO been a combined company during the specified periods.

Note 4. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At September 30, 2006, the Company has incurred cumulative losses of approximately $8.1 million since inception and $1.2 million for the three months ended September 30, 2006. The Company has a working capital deficit of approximately $1.1 million and a stockholders’ deficit of approximately $7.5 million as of September 30, 2006.

On August 9, 2006, concurrent with the merger, OLDCO sold 10% senior redeemable convertible debt (“Convertible Debt”) in the principal amount of $7.5 million to Mellon HBV Master U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. (collectively referred to as the “Investor”). The note bears interest at 10% per annum and is due on February 9, 2009 (see Note 5). The proceeds were first used to pay approximately $1 million in financing and legal fees, $4.5 million in current notes payable and accrued interest and $250,000 in other current obligations which became due on the date of the merger. The Company received net proceeds of approximately $1.7 million, which management plans to use for future working capital needs.

At June 30, 2006, the Company had approximately $7.1 million in current notes payable and accrued interest. On August 9, 2006, prior to the reverse merger with OLDCO, the Company converted $1.2 million of these notes into common stock. As noted above, the Company repaid approximately $4.5 million with the proceeds from the $7.5 million financing. The remaining current notes payable of approximately $1.5 million are primarily due to shareholders which management believes will be extended prior to maturity (see Note 10).

In addition, current liabilities include approximately $887,000 in common stock which may be redeemed. This liability will be classified as equity subsequent to September 30, 2006 (see Note 10).

On September 29, 2006, the Company received $700,000 from a customer in the consumer products industry in exchange for the Company’s undertaking to deliver pre-production samples of a specially designed dual chamber dispensing pump and to fund pre-production tooling and mold expenses. The Company has no obligation to repay the advance, should the samples not satisfy the customer’s requirements. However, if the requirements are met, the customer has agreed to advance the Company additional funds at that time, and management anticipates that the Company will enter into an exclusive supply relationship with this customer for a term in excess of one year and the advance will be applied against future revenues (see Note 7).

Management recognizes that the Company must generate additional revenue and sufficient gross profits to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base and product line, especially in the food and cosmetic industries. Management believes that the capital received as a result of the above transactions will enable Innopump to begin to build its product line with the necessary equipment expenditures required, but that additional financing will be required within the next 12 months.

There can be no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms if at all, or that it will be successful in building its customer base and product line. If the Company is unsuccessful in building its customer base and obtaining financing for its capital equipment requirements or is unable to obtain additional financing on terms favorable to the Company there could be a material adverse effect on the financial position, results of operations and cash flows of the Company. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 5. CONVERTIBLE DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

On August 9, 2006, concurrent with the merger closing, OLDCO sold 10% senior redeemable convertible debt (“Convertible Debt”) in the principal amount of $7.5 million to Mellon HBV Master U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. (collectively referred to as the “Investor”) under the terms of a Securities Purchase Agreement in exchange for $7.5 million in cash. Interest accrues at 10% per annum, payable in cash or payable in kind (“PIK”) at the holders’ option, on the one year anniversary of the date of issuance with respect to the first year of accrued interest and quarterly in arrears thereafter. Any interest not paid when due will accrue and will be added to the principal in determining the number of shares of Common Stock issuable upon conversion of the Convertible Debt. The Convertible Debt matures 30 months after the date of issuance (“Maturity Date”). The holder does not have the option to prepay the Convertible Debt prior to the Maturity Date and must redeem 100% of the Convertible Debt, unless earlier converted, for an amount equal to 120% ($9.0 million) of the outstanding principal plus accrued but unpaid interest, on the Maturity Date. The proceeds from the Convertible Debt are being used for working capital, capital expenditures, mandatory debt repayment, and general corporate purposes. Interest expense for the three months ended September 30, 2006 approximated $202,000 consisting of approximately $108,000 currently due on August 9, 2007 and $94,000 due upon maturity calculated using the effective interest method for the 20% premium due at maturity.

The Convertible Debt is convertible into shares of the Company’s common stock at the fully diluted, post-reverse merger valuation at Closing of $16 million. The price per share is equal to $16 million divided by the number of outstanding shares (611,847,827) of the post reverse-merger on a fully-diluted basis (“Original Purchase Price”). This conversion price of approximately $.02615 per share would result in the issuance of approximately 287 million shares upon conversion of the debt and is subject to weighted-average, anti-dilution protection on all subsequent financings by the Company.

In addition, the Investor received warrants (“Investor Warrants”) aggregating 22% of the shares issuable on conversion to purchase approximately 63 million shares of common stock at an exercise price of approximately $.02615 per share. The Investor Warrants have a five (5) year term which were valued at approximately $635,000. The fair value was calculated using the Black-Scholes model with an expected volatility of 40% and a risk free interest rate of 4.91%.

The Company signed a Registration Rights Agreement with the Investor on August 9, 2006 whereby the Company is obligated to register the resale of its shares of common stock issuable upon the exercise of the Investor Warrants and have the registration statement declared effective by the Securities and Exchange Commission on or prior to February 5, 2007, which date was extended to March 31, 2007. If the registration statement is not declared effective within the time frame described, of if the registration is suspended, the Company will be obligated to issue additional warrants (“Liquidated Damages Warrants”) to the Investor. Initially, the Company will be obligated to issue to the Investor 2% of the number of shares of common stock issuable to the Investor upon conversion of the Convertible Debt or approximately 5.7 million shares. In addition, for each full thirty (30) day period after the date that the registration statement has not been declared effective, the Company is obligated to issue to the Investor warrants exercisable for a number of shares of common stock equal to 2% percent of the number of shares of common stock issuable to the Investor.

Pursuant to Paragraph 14 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Investor Warrants meet the requirements of and are accounted for as a liability since the Investor Warrants contain registration rights where Liquidated Damages Warrants would be required to be issued to the holder in the event the Company failed to receive an effective registration. The initial value of the Investor Warrants was treated as a discount to the convertible notes payable (debt discount) and recorded as a liability (derivative financial instruments). Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The derivative financial instruments had a value of approximately $635,000 at September 30, 2006.

The debt discount will be charged to operations over the life of the underlying debt with a corresponding increase to the Convertible Debt. For the three months ended September 30, 2006, approximately $36,000 was charged to operations as financing costs for these warrants.

The agreement also requires the Company to meet certain requirements such as effecting a reverse stock split, redomiciling in Delaware, and meeting certain net earnings targets (see Note 10).

Financing fees in connection with this debt approximated $840,000 which are being amortized over the term of the convertible debt. For the three months ended September 30, 2006, the amortization of financing costs approximated $56,000.

Note 6. DEBT CONVERSION AND REPAYMENT

As a result of the merger with OLDCO, on August 9, 2006, the Company was able to obtain approximately $7.5 million in financing as described above. From the proceeds of this financing, the Company repaid approximately $4.4 million of Innopump’s current notes and interest payable and converted $1.2 million of Innopump’s current principal notes into 28,792 chares of Innopump stock which were subsequently converted to 56,154,916 shares of the Company’s common stock (see Note 3).

The debt repayment of $4.4 million consisted of principal and interest due to related parties of approximately $746,000, principal and interest due to other parties of approximately $3,567,000 and interest due to parties converting debt of approximately $114,000. Interest expense for the three months ended September 30, 2006 on these notes approximated $68,000.

In addition, the Company expensed approximately $18,000 of unamortized financing costs associated with prior debt that was repaid at the closing.

Note 7. CUSTOMER ADVANCE

On September 29, 2006, the Company received $700,000 from a customer in the consumer products industry in exchange for the Company’s undertaking to deliver pre-production samples of a specially designed dual chamber dispensing pump and to fund pre-production tooling and mold expenses. The Company has no obligation to repay the advance, should the samples not satisfy the customer’s requirements. However, if the requirements are met, the customer has agreed to advance the Company additional funds at that time of $1.0 million, and management anticipates that the Company will enter into an exclusive supply relationship with this customer for a term in excess of one year. In addition, if the requirements are met, management anticipates that a promissory note of $1.7 million will be issued at that time and that the advance will be repaid to the customer with payments to start six months after the first product is shipped for commercial purposes and based on repayment at a rate of a certain amount per piece for all products shipped. This advance has been classified as long-term at September 30, 2006.

Note 8. STOCKHOLDERS’ DEFICIT

Capitalization

The Company’s initial authorized capitalization consists of 50 million (50,000,000) shares of common stock, par value $.001 and no preferred stock. Prior to the merger, the certificate of incorporation was amended to increase the capitalization of the Company to 1.3 billion (1,300,000,000) shares of common stock, par value $.001 and 100 million (100,000,000) shares of preferred stock, par value $.001.

Issuance of Common Stock

On August 8, 2006, ODC Partners, LLC, a debtholder of OLDCO, agreed to convert its outstanding debt of approximately $100,000 and accrued interest into 10,000,000 shares of the Company’s common stock. This conversion resulted in an aggregate of 41,125,000 shares outstanding prior to the merger of OLDCO.

On August 9, 2006, as a result of the merger, the Company issued an aggregate of 511,979,343 shares to Innopump shareholders (a conversion of approximately 1950 shares of NEWCO stock for each share of Innopump stock, 262,500 shares outstanding). In addition the Company issued an aggregate of 56,154,916 shares to Innopump debtholders who elected to convert their debt to equity prior to the merger (a conversion of approximately 1950 shares of NEWCO stock for each share of Innopump stock). These debtholders converted $1.2 million in debt to 28,792 shares of Innopump stock prior to the merger. Subsequent to the merger, the Company has 609,259,259 common shares outstanding.

Issuance of Warrants

On August 9, 2006, under the terms of prior agreements with Innopump debtholders and the investment banker, the Company issued an aggregate of 2,588,567 warrants. All of these warrants are exercisable for a period of five (5) years at exercise prices between $.021 and $.022 per share. An aggregate of 1,800,000 of these warrants were issued to the Innopump debtholders that converted $1.2 million in debt prior to the merger, 80,000 warrants were issued to the investment banker, 500,000 warrants were issued to a related party Innopump debtholder , and 208,567 warrants were issued to a current debtholder of the Company.

Loss Per Share

Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. At September 30, 2006 and 2005, basic loss per share does not include approximately 32,181,558 shares which may be redeemed by the shareholders. These shares are subject to redemption in the amount of $887,403 which is classified as a current liability at September 30, 2006 (see Note 10).

The basic and diluted loss per common share does not include an aggregate of 65,685,374 warrants outstanding and 286,803,669 shares issuable under the terms of convertible debt (see Note 5). The effect of these securities would be antidilutive. These warrants are currently exercisable at prices that range between $.021-$.026 and expire in five years.

Note 9. COMMITMENTS AND CONTINGENCIES

Manufacturing Agreement

On September 20, 2006, the Company entered into a 30-month manufacturing agreement with an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for the Company for a new size dispenser. The Company will place all customer orders relating to the product with the contractor until at least eighty percent (80%) of the manufacturer’s production capacity is utilized based on five (5) days per week, three (3) shifts per day. The agreement calls for the Company to make payments in the aggregate of approximately $3 million for the required molds. The payments start in October 2006, vary in amount, and will be made over the 30-month term of the agreement. Title of the molds will transfer to the Company upon final payment.

Note 10. SUBSEQUENT EVENTS

Common Stock Subject to Redemption

In April 2005, $825,000 of SCG convertible debt was converted into 8.25 membership interests at a conversion ratio of 1 interest for each $100,000 of convertible debt. The debt holders were also issued an additional 16,500 common shares of Innopump stock in connection with the convertible notes. On August 9, 2006, the date of the merger, these shares were exchanged for 32,181,558 shares of the Company’s common stock.

A provision in the May 25, 2005 Asset Purchase Agreement between Innopump and SCG provided the prior debt holders a put option whereby they could sell their Innopump shares, which were subsequently exchanged for the Company’s shares, back to the Company between September 30, 2006 and October 30, 2006, at an amount equal to the principal and interest which would have been due upon conversion of the original debt. The aggregate amount of $887,403 (which includes $62,403 in accrued interest through the conversion date) is included on the balance sheet as a liability at September 30, 2006. The put options expired on October 30, 2006 and none of the stock was redeemed. This liability will be included in equity subsequent to October 30, 2006.

Debt Extensions

SCG has an outstanding note with a related party in the amount of $1,098,536 which bears interest at 8% and matures on October 30, 2006. On November 9, 2006, the lender agreed to extend the maturity date, under the same terms and conditions as the original note to November 30, 2006.

SCG has an outstanding note with a related party in the amount of $100,000 which bears interest at 8% and matures on October 30, 2006. On October 16, 2006, SCG repaid $30,000 of the note. On November 9, 2006, the lender agreed to extend the maturity date on the remaining $70,000 balance and all accrued interest, under the same terms and conditions as the original note to November 30, 2006.

The Company has an outstanding note in the amount of $104,284 which bears interest at 8% and matures on October 31, 2006. On November 9, 2006, the lender agreed to extend the maturity date, under the same terms and conditions as the original note to November 30, 2006.

Amendment to Securities Purchase Agreement - Issuance of Warrants to Investor

On October 17, 2006, the Company issued warrants to purchase an aggregate of 14,340,183.45 shares of the Company’s common stock to the Investor (see Note 5) at an exercise price of approximately $.02615 per share. The Warrants expire on August 9, 2011. These warrants were issued in exchange for the Investor deleting a provision in the original Securities Purchase Agreement whereby the Investor would be granted additional future warrants based on the Company not meeting certain earnings targets (the “EBIDTA Shortfall Warrants”). In addition, the Investor was granted the right to receive potential further additional warrants to purchase an aggregate of 14,340,183.45 shares of the Company’s common stock at an exercise price of $.02615 per share. These warrants, if issued, will expire on August 9, 2011. These additional warrants will be issued if the Company does not pass the testing requirements of a prospective customer by March 31, 2007. This customer advanced the Company $700,000 in September 2006 (see Note 7).

Amendment to Securities Purchase Agreement - Investor

On November 10, 2006, the Investor agreed to amend the original agreement (see Note 5) in regard to certain requirements of the Company. The Investor agreed to extend the requirement for the Company to effect a reverse stock split from fourteen (14) days after the closing until December 31, 2006 and to extend the requirement of the Company to domicile in Delaware from within forty five (45) days of the closing until December 31, 2006. The Investor also agreed to extend the requirement for the Company to file a Registration Statement from ninety (90) days after the closing until December 31, 2006 and extended the requirement to have the Registration Statement effective from one hundred eighty (180) days after the closing until March 31, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations

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

Organization

CARSUNLIMITED.COM, Inc. (hereinafter referred to as “Registrant”), a Nevada publicly traded corporation, was a development stage company with limited operations and revenues and only nominal assets. Its intended purpose was to offer users the ability to search a database that contained products and information about the Automobile industry, new and used car sales (classified ads), as well as automotive products such as extended warranty information and anti-theft body part marking.

On August 9, 2006, Registrant executed an Agreement and Plan of Merger (“Merger Agreement”) with Pump Acquisition Corp., a wholly-owned subsidiary of Registrant ("PAC"), Innopump, Inc. D/B/A Versadial (“Innopump”), a Nevada corporation which was formed on April 1, 2005, and certain Innopump stockholders. Pursuant to the Merger Agreement, the Registrant issued 568,134,259 shares of its common stock to shareholders of Innopump in consideration of Innopump merging with and into PAC and becoming a wholly-owned subsidiary of Registrant ("Merger"). Registrant, prior to the Merger, is sometimes referred to herein as OLDCO .The Merger is more fully described below. As a result of the merger, Innopump became a majority-owned subsidiary of OLDCO and the holders of Innopump common stock and debt acquired a majority interest of OLDCO. The accounting of this transaction differs from its legal form, as Innopump is considered the accounting acquirer and OLDCO the acquired entity. The transaction has been accounted for as a reverse acquisition under the purchase method of accounting, whereby the assets of OLDCO were revalued and the purchase price allocated to those assets acquired and liabilities assumed. Innopump’s historical financial statements were carried forward subsequent to the merger as those of the combined entity (hereinafter referred to as “NEWCO” or the “Company”).

Innopump is engaged in the manufacture of a dispenser that enables the user to blend two liquids in varying proportions. The dispensers are manufactured in Germany and are currently being utilized in the food and cosmetic industries.

On May 25, 2005, Innopump acquired all of the assets and assumed certain liabilities of Sea Change Group, LLC ("SCG"), a privately held New York Limited Liability Company formed in 1999. This transaction between Innopump and SCG, which were entities under common control, was accounted for in a manner similar to a pooling of interests whereby the assets and liabilities of SCG were transferred to Innopump at historical amounts. Prior to the merger with OLDCO, the financial statements of Innopump were prepared as if the transaction had occurred at the beginning of the period presented, and present the financial data of previously separate entities.

NEWCO’s fiscal year ends on June 30, and therefore references to fiscal 2006 and 2005 refer to the fiscal years ended June 30, 2006 and June 30, 2005, respectively. OLDCO’s fiscal year end was December 31, which was changed to June 30 to conform to the year end of Innopump, the accounting acquirer.

Merger Agreement

On August 9, 2006, OLDCO executed an Agreement and Plan of Merger (“Merger Agreement”) with Pump Acquisition Corp., a wholly-owned subsidiary of OLDCO ("PAC"), Innopump, and certain Innopump stockholders. Pursuant to the Merger Agreement, the Company issued 568,134,259 shares of its common stock to shareholders of Innopump in consideration of Innopump merging with and into PAC and becoming a wholly-owned subsidiary of OLDCO ("Merger"). Holders of Innopump convertible notes, warrants and options received equivalent amount of notes, warrants and options convertible or exercisable into that number of Registrant common stock had they converted or exercised immediately prior to the closing.

The Merger Agreement required OLDCO to issue to the Innopump stockholders 1,950 shares of common stock for each share of Innopump common stock outstanding at the closing date of August 9, 2006. At the closing, there were 262,500 outstanding shares of Innopump common stock plus 28,792 shares issued on conversion of certain debt for a total of 291,292 shares which resulted in the issuance of 568,134,259 shares of common stock and resulted in OLDCO stockholders retaining approximately 6.75% (41,125,000 shares) of the outstanding stock and Innopump stockholders receiving approximately 93.25% of the outstanding stock on a pre-diluted basis.

The parties’ completion of the transactions contemplated under the Merger Agreement were subject to the satisfaction of certain contingencies including, without limitation, requisite approvals and consents and that OLDCO shall have no less than $7,500,000 in cash or cash equivalents and no more than $80,000 in liabilities immediately prior to closing. These conditions were deemed satisfactory at the closing.

NEWCO incurred merger costs of approximately $503,000, which were charged to equity, consisting of approximately a $350,000 advisory fee payable to the investment banker and $153,000 in legal fees. The investment banker agreed to defer payment of $175,000 of the advisory fee until February 2007. All other fees were paid at or subsequent to the closing.

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

Liquidity and Capital Resources

The following table sets forth the working capital deficit of the Company as at September 30, 2006:

At September 30, 2006

Current assets	$2,904,049
Current liabilities	3,957,603

Working capital deficit	$(1,053,554)

At September 30, 2006, the Company has incurred cumulative losses of approximately $8.1 million since inception and $1.2 million for the three months ended September 30, 2006. The Company has a working capital deficit of approximately $1.1 million and a stockholders’ deficit of approximately $7.5 million as of September 30, 2006.

On August 9, 2006, concurrent with the merger, OLDCO sold 10% senior redeemable convertible debt (“Convertible Debt”) in the principal amount of $7.5 million to Mellon HBV Master U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. (collectively referred to as the “Investor”). The note bears interest at 10% per annum and is due on February 9, 2009. The proceeds were first used to pay approximately $1 million in financing and legal fees, $4.5 million in current notes payable and accrued interest and $250,000 in other current obligations which became due on the date of the merger. The Company received net proceeds of approximately $1.7 million, which management plans to use for future working capital needs.

At June 30, 2006, the Company had approximately $7.1 million in current notes payable and accrued interest. On August 9, 2006, prior to the reverse merger with OLDCO, the Company converted $1.2 million of these notes into common stock. As noted above, Innopump repaid approximately $4.5 million with the proceeds from the $7.5 million financing. The remaining current notes payable of approximately $1.5 million are primarily due to shareholders which management believes will be extended prior to maturity.

In addition, current liabilities include approximately $887,000 in common stock which may be redeemed. This liability will be classified as equity subsequent to September 30, 2006 as the redemption period has expired as of October 30, 2006.

On September 29, 2006, the Company received $700,000 from a customer in the consumer products industry in exchange for the Company’s undertaking to deliver pre-production samples of a specially designed dual chamber dispensing pump and to fund pre-production tooling and mold expenses. The Company has no obligation to repay the advance, should the samples not satisfy the customer’s requirements. However, if the requirements are met, the customer has agreed to advance the Company additional funds at that time, and management anticipates that the Company will enter into an exclusive supply relationship with this customer for a term in excess of one year and the advance will be applied against future revenues.

Management recognizes that the Company must generate additional revenue and sufficient gross profits to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base and product line, especially in the food and cosmetic industries. Management believes that the capital received as a result of the above transactions will enable the Company to begin to build its product line with the necessary equipment expenditures required, but that additional financing will be required within the next 12 months.

Based on the current operating plan and available cash and cash equivalents, the Company expects that it will need to obtain additional financing through the sale of equity securities, private placements, and/or bridge loans within 12 months. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to the Company. The ability to maintain sufficient liquidity is dependent on the Company’s ability to raise additional capital. If additional equity securities are issued to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. Debt incurred by the Company would be senior to equity in the ability of debt holders to make claims on the Company’s assets. The terms of any debt issued could impose restrictions on the operations of the Company .

There can be no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms if at all, or that it will be successful in building its customer base and product line. If the Company is unsuccessful in building its customer base and obtaining financing for its capital equipment requirements or is unable to obtain additional financing on terms favorable to the Company there could be a material adverse effect on the financial position, results of operations and cash flows of the Company. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Results of Operations
Three months ended September 30, 2006 and 2005

REVENUES. Revenues during the three months ended September 30, 2006 were $19,475 as compared to revenues of $12,800 during the three months ended September 30, 2005, an increase of approximately 53%. In both periods, the revenues were attributable to two small customers in the food and cosmetic industries. Although sales were minimal in both periods, we believe that our sales will continue to grow as we strengthen our sales force and are able to introduce new products and our customer base will be diversified. During the three months ended September 30, 2006, we had new customer purchase orders from two new customers in production which were not complete and had not shipped at September 30, 2006 but were in process.

GROSS MARGIN. Cost of revenues - direct costs, which consist of direct labor, overhead and product costs, were $21,765 (112% of revenues) for the three months ended September 30, 2006 as compared to $11,440 (92% of revenues) for the period ended September 30, 2005. The increase for 2006 is a result of the increase in revenues. The increase as a percent of revenues is related to additional material costs required on one customer order due to a production problem as related to labeling. Cost of revenues - indirect costs, which consist of indirect labor, quality control costs, factory maintenance, product development and depreciation, were $148,940 for the three months ended September 30, 2006 as compared to $92,498 for the period ended September 30, 2005. The increase was due primarily to increased depreciation of approximately $29,000 due to the purchase of more manufacturing equipment and approximately $56,000 in product design including samples and prototype parts, and additional labor for overseas administration, testing and development in 2006 as compared to approximately $39,000 in 2005. Gross margin was a deficit of $(151,230) for the three months ended September 30, 2006 as compared to a deficit of $(91,138) for the period ended September 30, 2005, representing gross margins of approximately (776)% and (712)% of revenues, respectively. The negative gross margin percentage in both periods is attributable to minimal revenues which could not cover indirect costs. Management believes that these indirect costs, which are primarily related to depreciation and the development of a new smaller dispenser, will decrease as products become introduced into the marketplace and as revenues increase to cover these costs. Management also believes direct costs will decrease on a percentage of revenue basis as labor becomes streamlined with the addition of new assembly equipment and that production capacity will increase with the purchase of additional molds with higher cavity production capabilities.

OPERATING EXPENSES. General and administrative expenses totaled $697,178 for the three months ended September 30, 2006, as compared to $383,434 for the period ended September 30, 2005, an increase of approximately 82%. This increase of approximately $314,000 is primarily attributable to an increase in the royalties due the licensor under contract of $25,000, an increase in consulting fees of $114,000 as more general consultants were used in 2006 for sales, administrative and development functions, an increase in salaries and benefits of $149,000 as the Company established a financial and sales staff which did not exist in 2005, and an increase in other general expenses of approximately $26,000 due to the growth of the operations of the Company.

NET LOSS. The net loss during the three months ended September 30, 2006 aggregated $1,246,723 as compared to $528,138 for the three months ended September 30, 2005, an increase of approximately $719,000. The increase in net loss is attributable to the increases in general and administrative and cost of revenues as described above. In addition, interest expense increased by approximately $228,000 in 2006 due to increased debt obligations. The Company also incurred financing and debt discount costs which are being amortized over the life of the related debt obligations of approximately $111,000 for the three months ended September 30, 2006 as compared to approximately $14,000 for the period ended September 30, 2005 due to the increased debt in the current period. Management believes that revenues will continue to increase as new products are introduced and the Company is able to grow its customer base, and direct costs will decrease as production becomes more automated, allowing operating expenses and indirect costs to be covered and an improvement in the gross margin.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 ("Exchange Act") the term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. As of the last date of the end of the period covered by this report ("Evaluation Date"), the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer and Principal Accounting Officer, who are the same person, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer has concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act.

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

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits

2.1	Agreement and Plan of Merger by and between the Registrant, Innopump, Inc. and certain shareholders of Innopump dated August 9, 2006 (3)
3.1	Certificate of Amendment to Articles of Incorporation (2)
3.2	Certificate of Amendment to Articles of Incorporation (1)
4.1
Registration Rights Agreement by and among the Registrant and Mellon HBV Master U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. (collectively referred to as the “Investor”) dated as of August 9, 2006 (3)

4.2	Form of Convertible Note (3)
4.3	Form of Warrant (3)
10.1	Note Conversion Agreement between the Company and ODC Partners, LLC (2)
31	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed with the Company’s Form 8-K on August 2, 2006 and incorporated by reference.

(2)	Filed with the Company’s Form 8-K on August 9, 2006 and incorporated by reference.

(3)	Filed with the Company’s Form 8-K on August 11, 2006 and incorporated by reference.

* Filed herewith

(B) Reports on Form 8-K

Current reports on Form 8-K during the quarter ended September 30, 2006 and the subsequent interim period ended November 17, 2006 are as follows:

•	Report on Form 8-K, filed with the SEC on August 2, 2006, announcing an increase in the number of authorized shares of common stock under Item 5.03.
•
Report on Form 8-K filed with the SEC on August 9, 2006, announcing under Items 1.02 and 3.02 the conversion of a note with ODC Partners to common stock and announcing under Item 5.03 an increase in the number of authorized shares of common stock.

•
Report on Form 8-K filed with the SEC on August 11, 2006, announcing, under Items 1.01, 2.01, 3.02, 5.01,5.02 and 5.06, the completion of the Agreement of Merger with Innopump, Inc. and reporting under Item 9.01 the financial statements of Innopump, Inc.

•
Report on Form 8-K filed with the SEC on September 15, 2006, announcing the change in registrant’s certifying accountant under Item 4.01 and announcing the change in fiscal year of the registrant under Item 5.03.

•	Report on Form 8-K/A filed with the SEC on September 26, 2006, amending Form 8-K filed on September 15, 2006, amending and restating Item 4.01, change in registrant’s certifying accountant.
•	Report on Form 8-K filed with the SEC on October 4, 2006, announcing under Item 8.01 a transaction with a consumer products company.
•
Report on Form 8-K/A filed with the SEC on October 13, 2006, amending Form 8-K filed on August 11, 2006, amended to include proforma and audited financial statements of Innopump, Inc. for the fiscal year end June 30, 2006 under Item 9.01.

•
Report on Form 8-K filed with the SEC on October 23, 2006, announcing under Item 1.01 an amendment to the Securities Purchase Agreement between the Registrant and Mellon HBV Master U.S. Event Driven Fund LP and Mellon HBV Master Global Event Driven Fund LP.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARSUNLIMITED.COM, INC.

By: /s/ Geoffrey Donaldson Chief Executive Officer, Principal Accounting Officer and Director Dated: November 20, 2006