Form 10QSB
period 2006-12-31
CARSUNLIMITED COM INC
filed 2007-02-20
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 000-28195

CARSUNLIMITED.COM, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation of organization)	11-3535204 (State or I.R.S. Employer Identification Number)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).

Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 609,259,259 shares of common stock, par value $0.001 per share, as of February 19, 2007.

CARSUNLIMITED.COM, INC.
FORM 10-QSB
QUARTERLY REPORT
For the Six Months Ended December 31, 2006

TABLE OF CONTENTS

Part I - Financial Information

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheet	1

Consolidated Statements of Operations	2

Consolidated Statements of Cash Flows	3-4

Notes to Consolidated Financial Statements	5-13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14-18

Item 3. Controls and Procedures	19

Part II. - Other Information	20-21

Signatures	22

Exhibit 31

Exhibit 32

Item 1. Financial Statements

CARSUNLIMITED.COM, INC.

CONSOLIDATED BALANCE SHEET

December 31,
2006
(unaudited)
ASSETS

Current assets
Cash	$444,900
Due from affiliates	50,700
Accounts receivable	316,947
Inventories	587,767
Prepaid expenses and other current assets	164,459
Total current assets	1,564,773
Property and equipment, net	2,172,879

Other assets
Deferred financing costs	700,000
Security deposit	34,155
Total other assets	734,155
$4,471,807

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Note and interest payable	$114,526
Notes and interest payable, related parties	1,456,116
Interest payable on convertible note	300,000
Due to licensor	437,500
Accounts payable and accrued expenses	1,512,280
Due to related parties	168,127
Customer deposits	18,911
Total current liabilities	4,007,460

Long-term liabilities
Convertible note and interest payable, net of debt discount of $534,856	7,201,454
Customer advance	700,000
Derivative financial instruments	840,495
Sublease security deposit, affiliate	6,830
8,748,779

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.001 par value, 100 million shares authorized, zero issued and outstanding
Common stock, $.001 par value, 1.3 billion shares authorized,
609,259,259 issued and outstanding	609,259
Additional paid-in-capital	874,847
Accumulated deficit	(9,768,538)
Total stockholders' deficit	(8,284,432)
$4,471,807

See accompanying condensed notes to consolidated financial statements

CARSUNLIMITED.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenues	$440,970	$57,420	$421,495	$44,620

Cost of revenues
Direct costs	413,691	48,499	391,926	37,059
Indirect costs	315,872	186,881	166,932	94,383
	729,563	235,380	558,858	131,442
Gross margin	(288,593)	(177,960)	(137,363)	(86,822)

Operating expenses
General and administrative	1,483,709	843,405	786,531	459,971
Loss from operations	(1,772,302)	(1,021,365)	(923,894)	(546,793)

Other income (expenses)
Sublease income, affiliates	19,248	48,960	9,624	24,480
Interest expense	(586,306)	(87,503)	(325,301)	(60,325)
Interest expense, related parties	(55,874)	(75,472)	(23,997)	(37,681)
Amortization of debt discount	(261,503)		(225,289)
Amortization of financing costs	(158,836)	(40,286)	(84,000)	(26,478)
Loss on derivative financial instruments	(44,136)		(44,136)
Gain (loss) on foreign currency exchange	(21,503)	2,299	(17,496)	1,568
	(1,108,910)	(152,002)	(710,595)	(98,436)
Net loss	$(2,881,212)	$(1,173,367)	$(1,634,489)	$(645,229)

Weighted average common shares outstanding
Basic	573,486,747	479,797,785	598,476,799	479,797,785
Diluted	594,877,756	511,979,343	609,259,259	511,979,343

Loss per common share
Basic and Diluted	$(0.005)	$(0.002)	$(0.003)	$(0.001)

See accompanying condensed notes to consolidated financial statements

CARSUNLIMITED.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2006	2005
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(2,881,212)	$(1,173,367)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	168,343	108,238
Amortization of financing costs	158,836	40,286
Amortization of debt discount	261,503
Loss on derivative financial instruments	44,136
Changes in operating assets and liabilities:
Due from affiliates	808	(23,156)
Accounts receivable	(208,568)	(64,841)
Inventories	(473,872)	(23,888)
Prepaid expenses and other current assets	(114,023)	(16,312)
Due to licensor	157,426	27,767
Accounts payable and accrued expenses	827,474	(32,874)
Due to related parties	8,945	1,755
Customer deposits	(10,618)	33,873
Interest payable	746,573	131,370

Net cash used in operating activities	(1,314,249)	(991,149)

Cash flows from investing activities
Purchase of equipment	(1,379,506)	(351,946)
Payments for merger costs	(142,919)
Payments for financing costs		(62,500)
Distributions to investors	(12,663)
Net cash acquired from merger	95

Net cash used in investing activities	(1,534,993)	(414,446)

Cash flows from financing activities
Proceeds from issuance of convertible note	1,706,846	450,000
Proceeds from issuance of notes		1,850,000
Proceeds from customer advance	700,000
Payment on notes payable to related parties	(30,000)
Payments on equipment lease		(81,914)

Net cash provided by financing activities	2,376,846	2,218,086

Net increase in cash	(472,396)	812,491

Cash, beginning of period	917,296	55,244

Cash, end of period	$444,900	$867,735

See accompanying condensed notes to consolidated financial statements

CARSUNLIMITED.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended
	December 31,
	2006	2005
	(unaudited)	(unaudited)

Supplemental disclosure of cash flow information,
cash paid during the period for interest	$427,423	$2,401

Supplemental disclosure of non-cash investing and financing, activities:

Convertible debentures converted to common stock	$1,200,000	$-

Debt discount related to convertible note	$635,142	$-

Accounts payable converted into promissory note	$-	$104,284

Reclassification of deferred financing cost to accounts payable	$175,000	$-

Issuance of Mellon convertible notes	$7,500,000
Payments made directly to debtholders	(4,517,154)
Merger and financing costs	(1,026,000)
Payment made directly to licensor	(250,000)

Net proceeds received	$1,706,846

See accompanying condensed notes to consolidated financial statements

CARSUNLIMITED.COM, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

CARSUNLIMITED.COM, Inc. (hereinafter referred to as “Registrant”), a Nevada publicly traded corporation, prior to August 9th, 2006, was a development stage company with limited operations and revenues and only nominal assets. Its intended purpose was to offer users the ability to search a database that contained products and information about the Automobile industry, new and used car sales (classified ads), as well as automotive products such as extended warranty information and anti-theft body part marking.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form l0-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2005 of OLDCO, included in the Annual Report filed on Form l0-KSB for the year then ended. These financial statements should also be read in conjunction with Form 8-K of CARSUNLIMITED.COM, Inc. filed on August 11, 2006 and Form 8-K/A of CARSUNLIMITED.COM, Inc. filed on October 13, 2006 with the SEC, which include the audited financial statements of Innopump for the years ended June 30, 2006 and 2005. These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for the fiscal six months ended December 31, 2006 and 2005. The results of operations for the first six months of fiscal 2007 are not necessarily indicative of the results to be expected for the full year.

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

The Company is the primary beneficiary of SCG under FIN 46r. SCG, as a result of the business acquisition described in Note 1, is no longer an operating entity and is dependent on the Company for all of its income consisting of future royalties and license fees. The Company consolidated the results of SCG’s operations for the six months ended December 31, 2006, consisting of approximately $64,000 in net income derived from a $150,000 license fee from the Company, net of interest and other operating expenses. SCG’s assets at December 31, 2006 approximated $172,000 consisting mainly of cash, sublease income receivable and a security deposit on a lease. SCG’s liabilities at December 31, 2006 approximated $1,466,000 consisting primarily of loans due to partners which were not assumed by the Company as part of the business acquisition described in Note 1. These assets and liabilities are included in the consolidated financial statements.

The consolidated financial statements include the accounts of the Company and SCG. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenues are generally recognized at the time of shipment. The Company requires deposits from certain customers which are recorded as current liabilities until the time of shipment.

Impairment of Long-Lived Assets

Certain long-lived assets of the Company are reviewed at least quarterly to determine whether there are indications that their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2006, management expects these assets to be fully recoverable.

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

The parties’ completion of the transactions contemplated under the Merger Agreement were subject to the satisfaction of certain contingencies including, without limitation, requisite approvals and consents and that OLDCO shall have no less than $7,500,000 in cash or cash equivalents and no more than $80,000 in liabilities immediately prior to closing (see Note 5). These conditions were deemed satisfied at the closing.

NEWCO incurred merger costs of approximately $503,000, which were charged to equity, consisting of approximately a $350,000 advisory fee payable to the investment banker and $153,000 in legal fees. The investment banker agreed to defer payment of $175,000 of the advisory fee until February 2007. The deferred portion of the fee was paid on February 9, 2007 pursuant to the agreement with the investment banker. All other fees were paid at or subsequent to the closing.

The following supplemental pro forma information is presented to illustrate the effects of the acquisition of Innopump on the historical operating results for the six and three months ended December 31, 2006 and 2005 as if the acquisition had occurred at the beginning of the respective period:

	Six Months Ended		Three Months Ended
	December, 31		December, 31
	2006	2005	2006	2005

Revenues	$440,970	$57,420	$421,495	$44,620
Net loss	$(2,975,288)	$(2,079,994)	$(1,634,489)	$(1,090,649)
Net loss per share	$(0.005)	$(0.003)	$(0.003)	$(0.002)

The above unaudited pro forma condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations that actually would have been realized had Innopump and OLDCO been a combined company during the specified periods.

Note 4. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At December 31, 2006, the Company has incurred cumulative losses of approximately $9.8 million since inception and $2.9 million for the six months ended December 31, 2006. The Company has a working capital deficit of approximately $2.4 million and a stockholders’ deficit of approximately $8.3 million as of December 31, 2006.

On August 9, 2006, concurrent with the merger, OLDCO sold 10% senior redeemable convertible debt (“Convertible Debt”) in the principal amount of $7.5 million to Mellon HBV Master U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. (now known as [Fursa Alternative Strategies LLC]; collectively, the “Investors”) . The note bears interest at 10% per annum and is due on February 9, 2009 (see Note 5). The proceeds were first used to pay approximately $1 million in financing and legal fees, $4.5 million in current notes payable and accrued interest and $250,000 in other current obligations which became due on the date of the merger. The Company received net proceeds of approximately $1.7 million, which management used for working capital needs.

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

On September 29, 2006, the Company received $700,000 from a customer in the consumer products industry in exchange for the Company’s undertaking to deliver pre-production samples of a specially designed dual chamber dispensing pump and to fund pre-production tooling and mold expenses. The Company has no obligation to repay the advance, should the samples not satisfy the customer’s requirements. However, if the requirements are met, management anticipates that the Company will enter into an exclusive supply relationship with this customer for a term in excess of one year. The $700,000advance will be applied against future revenues and the customer will advance additional funds at that time (see Note 7).

On February 1, 2007 the Company entered into a Secured Line Of Credit Agreement (“Credit Agreement”) with Fursa Alternative Strategies, LLC (“Fursa”), allowing the Company to draw upon a $3,000,000 line of credit with a Maturity Date of 1 year from the date of the Credit Agreement, which may be extended for an additional 3 months. Fursa was previously known as Mellon U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. which were parties to the Securities Purchase Agreement with Company dated August 9, 2006, as amended, described above and in Note 5. The per annum base Interest Rate applicable in each month that advances are drawn down or outstanding pursuant to the Credit Agreement is equal to the three month LIBOR rate as published on the first date of such month in the “Money Rates” section of The Wall Street Journal (rounded up or down to the nearest one-sixteenth of one percent) plus 700 basis points (7.0%). Upon a default under the terms of the Note, the Interest Rate would increase by 4%. (see Note 10).

Management recognizes that the Company must generate additional revenue and sufficient gross profits to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base and product line, especially in the food and cosmetic industries. Management believes that the capital received as a result of the above transactions and the credit available under the secured line of credit will enable the Company to purchase the necessary capital equipment needed to expand its product line and increase production capacity during the next twelve months. In addition, it will allow the Company to continue to build its customer base as well as increase revenues with existing customers.

There can be no assurance that the Company will be successful in building its customer base and product line or that the available capital will be sufficient to fund current operations and the necessary capital expenditures until such time that the revenues increase. If the Company is unsuccessful in building its customer base or is unable to obtain additional financing, if necessary, on terms favorable to the Company there could be a material adverse effect on the financial position, results of operations and cash flows of the Company. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 5. CONVERTIBLE DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

On August 9, 2006, concurrent with the merger closing, OLDCO sold 10% senior redeemable convertible debt (“Convertible Debt”) in the principal amount of $7.5 million to Mellon HBV Master U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. (now known as [Fursa Alternative Strategies LLC]; collectively, the “Investors”)  under the terms of a Securities Purchase Agreement in exchange for $7.5 million in cash. Interest accrues at 10% per annum, payable in cash or payable in kind (“PIK”) at the holders’ option, on the one year anniversary of the date of issuance with respect to the first year of accrued interest and quarterly in arrears thereafter. Any interest not paid when due will accrue and will be added to the principal in determining the number of shares of Common Stock issuable upon conversion of the Convertible Debt. The Convertible Debt matures 30 months after the date of issuance (“Maturity Date”). The holder does not have the option to prepay the Convertible Debt prior to the Maturity Date and must redeem 100% of the Convertible Debt, unless earlier converted, for an amount equal to 120% ($9.0 million) of the outstanding principal plus accrued but unpaid interest, on the Maturity Date. The proceeds from the Convertible Debt are being used for working capital, capital expenditures, mandatory debt repayment, and general corporate purposes. Interest expense for the six and three months ended December 31, 2006 approximated $536,000 and $334,000 consisting of approximately $300,000 and $192,000 currently due on August 9, 2007 and $236,000 and $142,000 due upon maturity calculated using the effective interest method for the 20% premium due at maturity, respectively.

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

In addition, the Investors received warrants (“Investors Warrants”) aggregating 22% of the shares issuable on conversion to purchase approximately 63 million shares of common stock at an exercise price of approximately $.02615 per share. The Investors Warrants have a five (5) year term which were valued at the grant date at approximately $635,000. The fair value was calculated using the Black-Scholes model with an expected volatility of 40% and a risk free interest rate of 4.91%.

The Company signed a Registration Rights Agreement with the Investor on August 9, 2006 whereby the Company is obligated to register the resale of its shares of common stock issuable upon the exercise of the Investors Warrants and have the registration statement declared effective by the Securities and Exchange Commission on or prior to February 5, 2007, which date was extended to May 31, 2007. If the registration statement is not declared effective within the time frame described, of if the registration is suspended, the Company will be obligated to issue additional warrants (“Liquidated Damages Warrants”) to the Investor. Initially, the Company will be obligated to issue to the Investor 2% of the number of shares of common stock issuable to the Investor upon conversion of the Convertible Debt or approximately 5.7 million shares. In addition, for each full thirty (30) day period after the date that the registration statement has not been declared effective, the Company is obligated to issue to the Investors warrants exercisable for a number of shares of common stock equal to 2% percent of the number of shares of common stock issuable to the Investors. (see Note 10).

The debt discount will be charged to operations over the life of the underlying debt with a corresponding increase to the Convertible Debt. For the six and three months ended December 31, 2006, approximately $100,000 and $64,000 was charged to operations as financing costs for these warrants, respectively.

The agreement also requires the Company to meet certain requirements such as effecting a reverse stock split and redomiciling in Delaware (see Note 10).

Financing fees in connection with this debt approximated $840,000 which are being amortized over the term of the convertible debt. For the six and three months ended December 31, 2006, the amortization of financing costs approximated $140,000 and $84,000, respectively.

On October 17, 2006, the Company issued additional warrants to purchase an aggregate of 14,340,183.45 shares of the Company’s common stock to the Investors at an exercise price of approximately $.02615 per share. The warrants expire on August 9, 2011. These warrants were issued in exchange for the Investor deleting a provision in the original Securities Purchase Agreement whereby the Investor would be granted additional future warrants based on the Company not meeting certain earnings targets (the “EBIDTA Shortfall Warrants”). The warrants were valued at the grant date at approximately $161,000. The fair value was calculated using the Black-Scholes model with an expected volatility of 42% and a risk free interest rate of 4.70%. In addition, the Investor was granted the right to receive potential further additional warrants to purchase an aggregate of 14,340,183.45 shares of the Company’s common stock at an exercise price of $.02615 per share. These warrants, if issued, will expire on August 9, 2011. These additional warrants will be issued if the Company does not pass the testing requirements of a prospective customer by March 31, 2007. This customer advanced the Company $700,000 in September 2006 (see Note 7).

Pursuant to Paragraph 14 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Investor Warrants meet the requirements of and are accounted for as a liability since the Investors Warrants contain registration rights where Liquidated Damages Warrants would be required to be issued to the holder in the event the Company failed to receive an effective registration. The initial value of the Investor Warrants granted on August 9, 2006 was treated as a discount to the convertible notes payable (debt discount) and recorded as a liability (derivative financial instruments). The value of the additional warrants granted on October 17, 2006 was treated as additional debt discount expense and recorded as a liability (derivative financial instruments). Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The derivative financial instruments had a value of approximately $840,000 at December 31, 2006.

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

The debt repayment of $4.4 million consisted of principal and interest due to related parties of approximately $746,000, principal and interest due to other parties of approximately $3,567,000 and interest due to parties converting debt of approximately $114,000. Interest expense for the six and three months ended December 31, 2006 on these notes approximated $68,000 and -0-, respectively.

In addition, the Company expensed approximately $18,000 of unamortized financing costs associated with prior debt that was repaid at the closing.

Note 7. CUSTOMER ADVANCE

On September 29, 2006, the Company received $700,000 from a customer in the consumer products industry in exchange for the Company’s undertaking to deliver pre-production samples of a specially designed dual chamber dispensing pump and to fund pre-production tooling and mold expenses. The Company has no obligation to repay the advance, should the samples not satisfy the customer’s requirements. However, if the requirements are met, management anticipates that the Company will enter into an exclusive supply relationship with this customer for a term in excess of one year. The $700,000 advance will be applied against future revenues and the customer has agreed to advance the Company additional funds at that time of $1.0 million. In addition, if the requirements are met, management anticipates that a promissory note of $1.7 million will be issued at that time and that the advance will be repaid to the customer with payments to start six months after the first product is shipped for commercial purposes and based on repayment at a rate of a certain amount per piece for all products shipped. This advance has been classified as long-term at December 31, 2006.

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

Issuance of Other Warrants

In addition to the Investors warrants described in Note 5, on August 9, 2006, under the terms of prior agreements with Innopump debtholders and the investment banker, the Company issued an aggregate of 2,588,567 warrants. All of these warrants are exercisable for a period of five (5) years at exercise prices between $.021 and $.022 per share. An aggregate of 1,800,000 of these warrants were issued to the Innopump debtholders that converted $1.2 million in debt prior to the merger, 80,000 warrants were issued to the investment banker, 500,000 warrants were issued to a related party Innopump debtholder , and 208,567 warrants were issued to a current debtholder of the Company.

Loss Per Share

Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. At December 31, 2005, basic loss per share does not include approximately 32,181,558 shares which were redeemable by the shareholders as described below.

The basic and diluted loss per common share does not include an aggregate of 80,025,558 warrants outstanding and 286,803,669 shares issuable under the terms of convertible debt (see Note 5). The effect of these securities would be antidilutive. These warrants are currently exercisable at prices that range between $.021-$.026 and expire on August 9th, 2011.

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

A provision in the May 25, 2005 Asset Purchase Agreement between Innopump and SCG provided the prior debt holders a put option whereby they could sell their Innopump shares, which were subsequently exchanged for the Company’s shares, back to the Company between September 30, 2006 and October 30, 2006, at an amount equal to the principal and interest which would have been due upon conversion of the original debt. The aggregate amount of $887,403 (which includes $62,403 in accrued interest through the conversion date) was included on the balance sheet as a liability at September 30, 2006. The put options expired on October 30, 2006 and none of the stock was redeemed. The aggregate amount of the put options is included in additional paid-in capital subsequent to October 30, 2006.

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

As of December 31, 2006, the Company has made payments of approximately $773,000 for the molds which is included in property and equipment.

Note 10. SUBSEQUENT EVENTS

Debt Extensions

SCG has an outstanding note with a related party in the amount of $1,098,536 which bears interest at 8% and matures on October 30, 2006. On November 9, 2006, the lender agreed to extend the maturity date, under the same terms and conditions as the original note to November 30, 2006. The note was not paid when due. On January 26, 2007, the lender agreed to extend the maturity date, under the same terms and conditions as the original note, to March 31, 2007.

SCG has an outstanding note with a related party in the amount of $100,000 which bears interest at 8% and matures on October 30, 2006. On October 16, 2006, SCG repaid $30,000 of the note. On November 9, 2006, the lender agreed to extend the maturity date on the remaining $70,000 balance and all accrued interest, under the same terms and conditions as the original note to November 30, 2006. The note was not paid when due. On January 26, 2007, the lender agreed to extend the maturity date, under the same terms and conditions as the original note, to March 31, 2007.

The Company has an outstanding note in the amount of $104,284 which bears interest at 8% and matures on October 31, 2006. On November 9, 2006, the lender agreed to extend the maturity date, under the same terms and conditions as the original note to November 30, 2006. The note was not paid when due. On February 8, 2007, the lender agreed to extend the maturity date, under the same terms and conditions as the original note, to February 28, 2007.

Amendment to Securities Purchase Agreement - Investor

On November 10, 2006, the Investors agreed to amend the original agreement (see Note 5) in regards to certain requirements of the Company. The Investors agreed to extend the requirement for the Company to effect a reverse stock split from fourteen (14) days after the closing until December 31, 2006 and to extend the requirement of the Company to domicile in Delaware from within forty five (45) days of the closing until December 31, 2006. The Investor also agreed to extend the requirement for the Company to file a Registration Statement from ninety (90) days after the closing until December 31, 2006 and extended the requirement to have the Registration Statement effective from one hundred eighty (180) days after the closing until March 31, 2007. These requirements were not met by December 31, 2006.

On February 15th, 2007, the Investors agreed to an additional amendment to the original agreement (see Note 5) in regards to these requirements. The Investors agreed to extend the requirement for the Company to effect a reverse stock split from fourteen (14) days after the closing until March 16, 2007 and to extend the requirement of the Company to domicile in Delaware from within forty five (45) days of the closing until within forty five (45) days following demand at any time commencing on the first anniversary of the Closing Date and ending on the third anniversary of the Closing Date. The Investor also agreed to extend the requirement for the Company to file a Registration Statement from ninety (90) days after the closing until March 16, 2007 and extended the requirement to have the Registration Statement effective from one hundred eighty (180) days after the closing until June 15, 2007.

Secured Line of Credit Agreement

On February 1, 2007 the Company entered into a Secured Line Of Credit Agreement (“Credit Agreement”) with Fursa Alternative Strategies, LLC (“Fursa” or “Lender”), allowing the Company to draw upon a $3,000,000 line of credit with a Maturity Date of 1 year from the date of the Credit Agreement, which may be extended for an additional 3 months. Fursa was previously known as Mellon U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. which were parties to the Securities Purchase Agreement with Company dated August 9, 2006, as amended (see Note 5). The per annum base Interest Rate applicable in each month that advances are drawn down or outstanding pursuant to the Credit Agreement is equal to the three month LIBOR rate as published on the first date of such month in the “Money Rates” section of The Wall Street Journal (rounded up or down to the nearest one-sixteenth of one percent) plus 700 basis points (7.0%). Upon a default under the terms of the Note, the Interest Rate would increase by 4%.

In conjunction with the Credit Agreement, the Company granted warrants to each of Lender and Sagamore Hill Capital, LLC, an affiliate of the Lender (“Sagamore”), to purchase respectively, forty-eight million eight hundred four thousand four hundred and twenty four (48,804,424) shares of the Company’s common stock (the “Warrants”). The Warrants are exercisable for five years from the date of issuance at an initial exercise price equal to $0.055 per share subject to adjustment under certain events.

In the event that the Company does not secure certain purchase order(s) on or prior to March 31, 2007, the applicable Interest Rate after such date shall increase by 2% and the Company shall issue to each of the Lender and Sagamore additional warrants (collectively, the “Additional Warrants”) to purchase shares of the Company’s common stock representing in aggregate 48,804,424 shares at an initial strike price of $0.055 per share subject to adjustment under certain events, exercisable for five years from the date of issuance.

Where Company does secure such purchase orders on or prior to June 30, 2007, 25% of the total number of initial Warrants issued shall be automatically redeemed by the Company for no additional consideration. Upon the expiration or termination of the credit facility under the Agreement, whichever occurs first, the Company has the option to purchase 25% of the total number of initial Warrants issued at an aggregate purchase price of $250,000.

In addition to other obligations as are standard to an agreement such as the Credit Agreement, the Company agreed (i) to certain operational obligations, (ii) to appoint a Chief Operating Officer on or prior to April 30, 2007, subject to prior approval by the Lender, which approval shall not be unreasonably withheld and (iii) to appoint a representative of Lender to the Board of Directors of Company.

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

Organization

CARSUNLIMITED.COM, Inc. (hereinafter referred to as “Registrant”), a Nevada publicly traded corporation, prior to August 9th, 2006, was a development stage company with limited operations and revenues and only nominal assets. Its intended purpose was to offer users the ability to search a database that contained products and information about the Automobile industry, new and used car sales (classified ads), as well as automotive products such as extended warranty information and anti-theft body part marking.

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

The parties’ completion of the transactions contemplated under the Merger Agreement were subject to the satisfaction of certain contingencies including, without limitation, requisite approvals and consents and that OLDCO shall have no less than $7,500,000 in cash or cash equivalents and no more than $80,000 in liabilities immediately prior to closing. These conditions were deemed satisfied at the closing.

NEWCO incurred merger costs of approximately $503,000, which were charged to equity, consisting of approximately a $350,000 advisory fee payable to the investment banker and $153,000 in legal fees. The investment banker agreed to defer payment of $175,000 of the advisory fee until February 2007. The deferred portion of the fee was paid on February 9, 2007 pursuant to the agreement with the investment banker. All other fees were paid at or subsequent to the closing.

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

Liquidity and Capital Resources

The following table sets forth the working capital deficit of the Company as at December 31, 2006:

At December 31, 2006
Current assets	$1,564,773
Current liabilities	4,007,460

Working capital deficit	$(2,442,687)

At December 31, 2006, the Company has incurred cumulative losses of approximately $9.8 million since inception and $2.9 million for the six months ended December 31, 2006. The Company has a working capital deficit of approximately $2.4 million and a stockholders’ deficit of approximately $8.5 million as of December 31, 2006.

On August 9, 2006, concurrent with the merger, OLDCO sold 10% senior redeemable convertible debt (“Convertible Debt”) in the principal amount of $7.5 million to Mellon HBV Master U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. (now known as [Fursa Alternative Strategies LLC]; collectively, the “Investors”). The note bears interest at 10% per annum and is due on February 9, 2009. The proceeds were first used to pay approximately $1 million in financing and legal fees, $4.5 million in current notes payable and accrued interest and $250,000 in other current obligations which became due on the date of the merger. The Company received net proceeds of approximately $1.7 million, which management used for working capital needs.

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

On September 29, 2006, the Company received $700,000 from a customer in the consumer products industry in exchange for the Company’s undertaking to deliver pre-production samples of a specially designed dual chamber dispensing pump and to fund pre-production tooling and mold expenses. The Company has no obligation to repay the advance, should the samples not satisfy the customer’s requirements. However, if the requirements are met, management anticipates that the Company will enter into an exclusive supply relationship with this customer for a term in excess of one year. The $700,000advance will be applied against future revenues and the customer will advance additional funds at that time.

On February 1, 2007 the Company entered into a Secured Line Of Credit Agreement (“Credit Agreement”) with Fursa Alternative Strategies, LLC (“Fursa”), allowing the Company to draw upon a $3,000,000 line of credit with a Maturity Date of 1 year from the date of the Credit Agreement, which may be extended for an additional 3 months. Fursa was previously known as Mellon U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. which were parties to the Securities Purchase Agreement with Company dated August 9, 2006, as amended, described above. The per annum base Interest Rate applicable in each month that advances are drawn down or outstanding pursuant to the Credit Agreement is equal to the three month LIBOR rate as published on the first date of such month in the “Money Rates” section of The Wall Street Journal (rounded up or down to the nearest one-sixteenth of one percent) plus 700 basis points (7.0%). Upon a default under the terms of the Note, the Interest Rate would increase by 4%.

Management recognizes that the Company must generate additional revenue and sufficient gross profits to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base and product line, especially in the food and cosmetic industries. Management believes that the capital received as a result of the above transactions and the credit available under the secured line of credit will enable the Company to purchase the necessary capital equipment needed to expand its product line and increase production capacity during the next twelve months. In addition, it will allow the Company to continue to build its customer base as well as increase revenues with existing customers.

Based on the current operating plan and available cash and cash equivalents currently available, the Company does not expect to need to obtain additional financing through the sale of equity securities, private placements, and/or bridge loans within the next 12 months, but there is no assurance that additional financing may not be needed. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to the Company. The ability to maintain sufficient liquidity is dependent on the Company’s ability to successfully build its customer base and product line with the required capital equipment. If additional equity securities are issued to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. Debt incurred by the Company would be senior to equity in the ability of debt holders to make claims on the Company’s assets. The terms of any debt issued could impose restrictions on the operations of the Company .

There can be no assurance that the Company will be successful in building its customer base and product line or that the available capital will be sufficient to fund current operations and the necessary capital expenditures until such time that the revenues increase. If the Company is unsuccessful in building its customer base or is unable to obtain additional financing, if necessary, on terms favorable to the Company there could be a material adverse effect on the financial position, results of operations and cash flows of the Company. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Results of Operations

Six months ended December 31, 2006 and 2005

REVENUES. Revenues during the six months ended December 31, 2006 were $440,970 as compared to revenues of $57,420 during the six months ended December 31, 2005, an increase of approximately 667%. In the period ended December 31, 2006, revenues were mainly attributable to two new customers in the cosmetic industry. In the period ended December 31, 2005, revenues were attributable to two small customers in the food industry. We believe that our sales will continue to grow in the future as we strengthen our sales force, increase our production capacity with both new and improved equipment, and are able to introduce new products into the market which will enable us to diversify and increase our customer base.

GROSS MARGIN. Cost of revenues - direct costs, which consist of direct labor, overhead and product costs, were $413,691 (94% of revenues) for the six months ended December 31, 2006 as compared to $48,499 (84% of revenues) for the period ended December 31, 2005. The increase for 2006 is a result of the increase in revenues. The increase as a percent of revenues is related to additional labor costs required on one product line which is not yet fully automated. Cost of revenues - indirect costs, which consist of indirect labor, quality control costs, factory maintenance, product development and depreciation, were $315,872 for the six months ended December 31, 2006 as compared to $186,881 for the period ended December 31, 2005. The increase was due primarily to increased depreciation of approximately $60,000 due to the purchase of more manufacturing equipment, approximately $106,000 in product design including samples and prototype parts, and additional labor for overseas administration, testing and development in 2006 as compared to approximately $76,000 in 2005 and increased quality control and factory maintenance costs as the revenues increased. Gross margin was a deficit of $(288,593) for the six months ended December 31, 2006 as compared to a deficit of $(177,960) for the period ended December 31, 2005, representing gross margins of approximately (65)% and (310)% of revenues, respectively. The negative gross margin percentage in both periods is attributable to revenues which could not cover indirect costs. Management believes that these indirect costs, which are primarily related to depreciation and the development of a new smaller dispenser, will decrease as products become introduced into the marketplace and that revenues will increase to cover these costs. Management also believes direct costs will decrease on a percentage of revenue basis as labor becomes streamlined with the addition of new assembly equipment and that production capacity will increase with the purchase of additional molds with higher cavity production capabilities.

OPERATING EXPENSES. General and administrative expenses totaled $1,483,709 for the six months ended December 31, 2006, as compared to $843,405 for the period ended December 31, 2005, an increase of approximately 76%. This increase of approximately $641,000 is primarily attributable to an increase in the royalties due the licensor under contract of $50,000, an increase in consulting fees of $301,000 as more general consultants were used in 2006 for sales, administrative and development functions, an increase in salaries and benefits of $264,000 as the Company established a financial and sales staff which did not exist in 2005, and an increase in other general expenses of approximately $26,000 due to the growth of the operations of the Company.

NET LOSS. The net loss during the six months ended December 31, 2006 aggregated $2,881,212 as compared to $1,173,367 for the six months ended December 31, 2005, an increase of approximately $1,698,000. The increase in net loss is attributable to the increases in general and administrative and cost of revenues as described above. In addition, interest expense increased by approximately $640,000 in 2006 due to increased debt obligations. The Company also incurred financing and debt discount costs which are being amortized over the life of the related debt obligations of approximately $302,000 for the six months ended December 31, 2006 as compared to approximately $40,000 for the period ended December 31, 2005 due to the increased debt in the current period. Management believes that revenues will continue to increase as new products are introduced and the Company is able to grow its customer base, and direct costs will decrease as production becomes more automated, allowing operating expenses and indirect costs to be covered and an improvement in the gross margin.

Three months ended December 31, 2006 and 2005

REVENUES. Revenues during the three months ended December 31, 2006 were $421,495 as compared to revenues of $44,620 during the three months ended December 31, 2005, an increase of approximately 884%. In the period ended December 31, 2006, revenues were mainly attributable to two new customers in the cosmetic industry. In the period ended December 31, 2005, revenues were attributable to two small customers in the food industry. We believe that our sales will continue to grow in the future as we strengthen our sales force, increase our production capacity with both new and improved equipment, and are able to introduce new products into the market which will enable us to diversify and increase our customer base.

GROSS MARGIN. Cost of revenues - direct costs, which consist of direct labor, overhead and product costs, were $391,926 (93% of revenues) for the three months ended December 31, 2006 as compared to $37,059 (83% of revenues) for the period ended December 31, 2005. The increase for 2006 is a result of the increase in revenues. The increase as a percent of revenues is related to additional labor costs required on one product line which is not yet fully automated. Cost of revenues - indirect costs, which consist of indirect labor, quality control costs, factory maintenance, product development and depreciation, were $166,932 for the three months ended December 31, 2006 as compared to $94,383 for the period ended December 31, 2005. The increase was due primarily to increased depreciation of approximately $32,000 due to the purchase of more manufacturing equipment, approximately $56,000 in product design including samples and prototype parts, and additional labor for overseas administration, testing and development in 2006 as compared to approximately $39,000 in 2005 and increased quality control and factory maintenance costs as the revenues increased. Gross margin was a deficit of $(137,363) for the three months ended December 31, 2006 as compared to a deficit of $(86,822) for the period ended December 31, 2005, representing gross margins of approximately (33)% and (195)% of revenues, respectively. The negative gross margin percentage in both periods is attributable to revenues which could not cover indirect costs. Management believes that these indirect costs, which are primarily related to depreciation and the development of a new smaller dispenser, will decrease as products become introduced into the marketplace and that revenues will increase to cover these costs. Management also believes direct costs will decrease on a percentage of revenue basis as labor becomes streamlined with the addition of new assembly equipment and that production capacity will increase with the purchase of additional molds with higher cavity production capabilities.

OPERATING EXPENSES. General and administrative expenses totaled $786,531 for the three months ended December 31, 2006, as compared to $459,971 for the period ended December 31, 2005, an increase of approximately 71%. This increase of approximately $327,000 is primarily attributable to an increase in the royalties due the licensor under contract of $25,000, an increase in consulting fees of $187,000 as more general consultants were used in 2006 for sales, administrative and development functions, and an increase in salaries and benefits of $115,000 as the Company established a financial and sales staff which did not exist in 2005.

NET LOSS. The net loss during the three months ended December 31, 2006 aggregated $1,634,489 as compared to $645,229 for the three months ended December 31, 2005, an increase of approximately $989,000. The increase in net loss is attributable to the increases in general and administrative and cost of revenues as described above. In addition, interest expense increased by approximately $412,000 in 2006 due to increased debt obligations. The Company also incurred financing and debt discount costs which are being amortized over the life of the related debt obligations of approximately $192,000 for the three months ended December 31, 2006 as compared to approximately $26,000 for the period ended December 31, 2005 due to the increased debt in the current period. Management believes that revenues will continue to increase as new products are introduced and the Company is able to grow its customer base, and direct costs will decrease as production becomes more automated, allowing operating expenses and indirect costs to be covered and an improvement in the gross margin.

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

4.2	Form of Convertible Note (3)

4.3	Form of Warrant (3)

4.4	Secured Line of Credit Agreement dated as of February 1, 2007 between Registrant and Fursa Alternative Strategies, LLC (6)

10.1	Note Conversion Agreement between the Company and ODC Partners, LLC (2)

10.2	Amendment No. 1 to Securities Purchase Agreement between the Company and Mellon HBV Master U.S. Event Driven Fund LP and Mellon HBV Master Global Event Driven Fund LP (4)

10.3	Amendment No. 2 to Securities Purchase Agreement between the Company and Mellon HBV Master U.S. Event Driven Fund LP and Mellon HBV Master Global Event Driven Fund LP (5)

31	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed with the Company’s Form 8-K on August 2, 2006 and incorporated by reference.

(2)	Filed with the Company’s Form 8-K on August 9, 2006 and incorporated by reference.

(3)	Filed with the Company’s Form 8-K on August 11, 2006 and incorporated by reference.

(4)	Filed with the Company’s Form 8-K on October 23, 2006 and incorporated by reference.

(5)	Filed with the Company’s Form 8-K on November 15, 2006 and incorporated by reference.

(6)	Filed with the Company’s Form 8-K on February 7, 2007 and incorporated by reference.

* Filed herewith

(B) Reports on Form 8-K

Current reports on Form 8-K during the quarter ended December 31, 2006 and the subsequent interim period ended February 19, 2007 are as follows:

•	Report on Form 8-K filed with the SEC on October 4, 2006, announcing under Item 8.01 a transaction with a consumer products company.

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

•
Report on Form 8-K filed with the SEC on November 15, 2006, announcing under Item 1.01 an amendment to the Securities Purchase Agreement between the Registrant and Mellon HBV Master U.S. Event Driven Fund LP and Mellon HBV Master Global Event Driven Fund LP.

•	Report on Form 8-K filed with the SEC on December 15, 2006, announcing under Item 5.02 the resignation of a Director of Registrant.

•
Report on Form 8-K filed with the SEC on February 7, 2007, announcing under Item 1.01 the entering into a Secured Line of Credit Agreement between the Registrant and Fursa Alternative Strategies, LLC and reporting under Item 5.02 the appointment of five (5) Directors.

•	Report on Form 8-K filed with the SEC on February 13, 2007, reporting under Item 5.02 the resignation of a Director.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARSUNLIMITED.COM, INC.

By:	/s/ Geoffrey Donaldson
Chief Executive Officer, Principal Accounting Officer and Director Dated: February 19, 2007