Form 10QSB
period 2007-03-31
VERSADIAL, INC.
filed 2007-05-21
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 000-28195

VERSADIAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	11-3535204
(State or other jurisdiction of	(State or I.R.S. Employer
incorporation of organization)	Identification Number)

305 Madison Avenue, Suite 4510, New York, New York 10165
(Address of principal executive offices)

212-986-0886
(Issuer’s telephone number including area code)

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date: 13,539,470 shares of common stock, par value $0.0001 per share, as of May 21, 2007.

VERSADIAL, INC.
FORM 10-QSB
QUARTERLY REPORT
For the Nine Months Ended March 31, 2007

TABLE OF CONTENTS

Part I - Financial Information

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheet	1

Consolidated Statements of Operations	2

Consolidated Statements of Cash Flows	3-4

Notes to Consolidated Financial Statements	5-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-21

Item 3. Controls and Procedures	22

Part II. - Other Information	23-24

Signatures	25

Exhibit 31

Exhibit 32

Item 1. Financial Statements

VERSADIAL, INC.

CONSOLIDATED BALANCE SHEET

March 31,
2007
(unaudited)
ASSETS

Current assets
Cash	$133,305
Due from affiliates	36,382
Accounts receivable	336,531
Inventories	649,266
Prepaid expenses and other current assets	160,304

Total current assets	1,315,788

Property and equipment, net	3,220,496

Other assets
Deferred financing costs	653,742
Security deposit	34,155

Total other assets	687,897

$5,224,181

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes and interest payable, net of debt discount of $411,928	$2,156,075
Notes and interest payable, related parties	1,479,487
Interest payable on convertible note	487,500
Due to licensor	415,274
Accounts payable and accrued expenses	1,046,291
Due to related parties	197,067
Customer deposits	18,911

Total current liabilities	5,800,605

Long-term liabilities
Convertible note and interest payable, net of debt discount of $472,177	7,408,288
Customer advance	700,000
Derivative financial instruments	1,559,711
Sublease security deposit, affiliate	6,830

9,674,829

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value, 2 million shares authorized, zero issued and outstanding
Common stock, $.0001 par value, 35 million shares authorized,
13,539,470 issued and outstanding	1,354
Additional paid-in-capital	1,488,881
Accumulated deficit	(11,741,488)

Total stockholders' deficit	(10,251,253)

$5,224,181

See accompanying condensed notes to consolidated financial statements

VERSADIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenues	$1,168,356	$182,115	$727,386	$124,695

Cost of revenues
Direct costs	1,100,748	143,865	687,057	95,366
Indirect costs	516,880	330,662	201,008	143,781

	1,617,628	474,527	888,065	239,147

Gross margin	(449,272)	(292,412)	(160,679)	(114,452)

Operating expenses
General and administrative	2,313,071	1,435,917	829,362	592,512

Loss from operations	(2,762,343)	(1,728,329)	(990,041)	(706,964)

Other income (expenses)
Sublease income, affiliates	5,400	73,440	(13,848)	24,480
Interest expense	(958,512)	(166,064)	(372,206)	(78,561)
Interest expense, related parties	(79,245)	(112,333)	(23,371)	(36,861)
Amortization of debt discount	(573,036)	-	(311,533)	-
Amortization of financing costs	(340,384)	(55,697)	(181,548)	(15,411)
Loss on derivative financial instruments	(102,570)	-	(58,434)	-
Gain (loss) on foreign currency exchange	(43,472)	1,754	(21,969)	(545)

	(2,091,819)	(258,900)	(982,909)	(106,898)

Net loss	$(4,854,162)	$(1,987,229)	$(1,972,950)	$(813,862)

Weighted average common shares outstanding
Basic	13,005,263	10,662,173	13,539,470	10,662,173

Diluted	14,240,614	11,377,319	14,455,603	11,377,319

Loss per common share
Basic and Diluted	$(0.373)	$(0.186)	$(0.146)	$(0.076)

See accompanying condensed notes to consolidated financial statements

VERSADIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2007	2006
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(4,854,162)	$(1,987,229)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	274,299	182,197
Amortization of debt discount	573,036	-
Amortization of financing costs	340,384	55,697
Loss on derivative financial instruments	102,570	-
Changes in operating assets and liabilities:
Due from affiliates	15,126	(81,561)
Accounts receivable	(228,152)	(69,094)
Inventories	(535,371)	(32,065)
Prepaid expenses and other current assets	(109,868)	(40,837)
Due to licensor	135,200	138,621
Accounts payable and accrued expenses	536,485	(75,414)
Due to related parties	37,885	63,750
Customer deposits	(10,618)	1,200
Interest payable	1,105,076	233,735

Net cash used in operating activities	(2,618,110)	(1,611,000)

Cash flows from investing activities
Purchase of equipment	(2,533,079)	(430,506)
Payments for merger costs	(142,919)
Net cash acquired from merger	95

Net cash used in investing activities	(2,675,903)	(430,506)

Cash flows from financing activities
Proceeds from issuance of convertible notes	1,706,846	450,000
Proceeds from issuance of notes	2,450,000	2,350,000
Proceeds from customer advance	700,000
Payment on notes payable to related parties	(30,000)
Payments for financing costs	(267,702)	(62,500)
Distributions to investors	(49,122)
Payments on equipment lease		(84,437)

Net cash provided by financing activities	4,510,022	2,653,063

Net (decrease) increase in cash	(783,991)	611,557

Cash, beginning of period	917,296	55,244

Cash, end of period	$133,305	$666,801

See accompanying condensed notes to consolidated financial statements

VERSADIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended
	March 31,
	2007	2006
	(unaudited)	(unaudited)

Supplemental disclosure of cash flow information,
cash paid during the period for interest	$464,592	$50,359

Supplemental disclosure of non-cash investing and financing, activities:

Convertible debentures converted to common stock	$1,200,000	$-

Debt discount related to convertible note and secured line of credit	$1,457,141	$-

Accounts payable converted into promissory note	$-	$104,284

Shares formerly subject to redemption converted to common stock	$887,403	$-

Reclassification of deferred financing cost payable to equity	$42,588	$-

Issuance of Mellon convertible notes	$7,500,000
Payments made directly to debtholders	(4,517,154)
Merger and financing costs	(1,026,000)
Payment made directly to licensor	(250,000)

Net proceeds received	$1,706,846

See accompanying condensed notes to consolidated financial statements

VERSADIAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

Note 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

Versadial, Inc. (hereinafter referred to as the “Registrant” or “Versadial” or the “Company”), was originally incorporated in Nevada under the name Carsunlimited.com, Inc. (“CARS”) on March 7, 2000. CARS, a publicly traded corporation, prior to August 9, 2006, was a development stage company with limited operations and revenues and only nominal assets. Its intended purpose was to offer users the ability to search a database that contained products and information about the Automobile industry, new and used car sales (classified ads), as well as automotive products such as extended warranty information and anti-theft body part marking. On March 2, 2007, CARS changed its name to Versadial to capitalize on the awareness of its trademarked name for its products in the marketplace as described below.

On August 9, 2006, the Registrant executed an Agreement and Plan of Merger (“Merger Agreement”) with Pump Acquisition Corp. (“PAC”), a wholly-owned subsidiary of the Registrant , Innopump, Inc. D/B/A Versadial (“Innopump”), a Nevada corporation which was formed on April 1, 2005, and certain Innopump stockholders. Pursuant to the Merger Agreement, the Registrant issued 12,625,243 shares of its common stock to shareholders of Innopump in consideration of Innopump merging with and into PAC and becoming a wholly-owned subsidiary of the Registrant (“Merger”). The Registrant, prior to the Merger, is sometimes referred to herein as OLDCO .The Merger is more fully described in Note 3. As a result of the merger, Innopump became a majority-owned subsidiary of OLDCO and the holders of Innopump common stock and debt acquired a majority interest of OLDCO. The accounting of this transaction differs from its legal form, as Innopump is considered the accounting acquirer and OLDCO the acquired entity. The transaction has been accounted for as a reverse acquisition under the purchase method of accounting, whereby the assets of OLDCO were revalued and the purchase price allocated to those assets acquired and liabilities assumed. Innopump’s historical financial statements were carried forward subsequent to the merger as those of the combined entity (hereinafter referred to as “NEWCO”).

The Company is engaged in the manufacture of a dispenser that enables the user to blend two liquids in varying proportions. The dispensers are manufactured in Germany and are currently being utilized in the food, suncare, skincare, and cosmetic industries.

On May 25, 2005, Innopump acquired all of the assets and assumed certain liabilities of Sea Change Group, LLC (“SCG”), a privately held New York Limited Liability Company formed in 1999. This transaction between Innopump and SCG, which were entities under common control, was accounted for in a manner similar to a pooling of interests whereby the assets and liabilities of SCG were transferred to Innopump at historical amounts. Prior to the merger with OLDCO, the financial statements of Innopump were prepared as if the transaction had occurred at the beginning of the period presented, and present the financial data of previously separate entities.

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

The common stock and per share information in the consolidated financial information and related notes have been retroactively adjusted to give effect to the reverse merger on August 9, 2006 and to give effect to the one for forty-five reverse stock split that became effective on March 2, 2007 (see Note 8).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form l0-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended December 31, 2005 of OLDCO, included in the Annual Report filed on Form l0-KSB for the year then ended. These financial statements should also be read in conjunction with Form 8-K of Versadial filed on August 11, 2006 and Form 8-K/A of Versadial filed on October 13, 2006 with the SEC, which include the audited financial statements of Innopump for the years ended June 30, 2006 and 2005. These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for the fiscal nine months ended March 31, 2007 and 2006. The results of operations for the first nine months of fiscal 2007 are not necessarily indicative of the results to be expected for the full year.

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

The Company is the primary beneficiary of SCG under FIN 46r. SCG, as a result of the business acquisition described in Note 1, is no longer an operating entity and is dependent on the Company for all of its income consisting of future royalties and license fees. The Company consolidated the results of SCG’s operations for the nine months ended March 31, 2007, consisting of approximately $37,000 in net income derived from an aggregate of $183,000 in license and royalty fees from the Company, net of interest and other operating expenses. SCG’s assets at March 31, 2007 approximated $146,000 consisting mainly of cash, sublease income receivable, royalties receivable from the Company and a security deposit on a lease. SCG’s liabilities at March 31, 2007 approximated $1,505,000 consisting primarily of loans due to partners which were not assumed by the Company as part of the business acquisition described in Note 1. These assets and liabilities are included in the consolidated financial statements.

The consolidated financial statements include the accounts of the Company and SCG. All intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories consist principally of parts and are stated at cost on the first-in, first-out basis, which does not exceed market value. Finished goods are assembled per customer specifications and shipped upon completion.

Revenue Recognition

Revenues are generally recognized at the time of shipment. The Company requires deposits from certain customers which are recorded as current liabilities until the time of shipment. All shipments are picked up by the customers freight forwarders and are F.O.B. from the Company’s manufacturer. The Company bears no economic risk for goods damaged or lost in transit.

Impairment of Long-Lived Assets

Certain long-lived assets of the Company are reviewed at least quarterly to determine whether there are indications that their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2007, management expects these assets to be fully recoverable.

Foreign Currency Transactions

The Company complies with SFAS No. 52 “Foreign Operations and Currency Translation”. All foreign currency transaction gains and losses are included in the Company’s net income (loss) in the period the exchange rate changes.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” approximate the carrying amounts presented in the consolidated balance sheet.

Derivative Financial Instruments

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. These non -hedging contracts accounted for in accordance with EITF No. 00-19 include freestanding warrants and options to purchase the Company’s common stock as well as embedded conversion features that have been bifurcated from the host financing contract in accordance with the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company’s consolidated statements of operations.

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

Note 3. MERGER AGREEMENT

On August 9, 2006, OLDCO executed an Agreement and Plan of Merger (“Merger Agreement”) with Pump Acquisition Corp., a wholly-owned subsidiary of OLDCO (“PAC”), Innopump, and certain Innopump stockholders. Pursuant to the Merger Agreement, the Company issued 12,625,243 shares of its common stock to shareholders of Innopump in consideration of Innopump merging with and into PAC and becoming a wholly-owned subsidiary of OLDCO (“Merger”). Holders of Innopump convertible notes, warrants and options received equivalent amount of notes, warrants and options convertible or exercisable into that number of the Registrant common stock had they converted or exercised immediately prior to the closing.

The Merger Agreement required OLDCO to issue to the Innopump stockholders approximately 43.333 shares of common stock for each share of Innopump common stock outstanding at the closing date of August 9, 2006. At the closing, there were 262,500 outstanding shares of Innopump common stock plus 28,792 shares issued on conversion of certain debt for a total of 291,292 shares which resulted in the issuance of 12,625,243 shares (rounded up for fractional shares) of common stock and resulted in OLDCO stockholders retaining approximately 6.75% (914,227 shares rounded up for fractional shares) of the outstanding stock and Innopump stockholders receiving approximately 93.25% of the outstanding stock on a pre-diluted basis.

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

The following supplemental pro forma information is presented to illustrate the effects of the acquisition of Innopump on the historical operating results for the nine and three months ended March 31, 2007 and 2006 as if the acquisition had occurred at the beginning of the respective period:

	Nine Months Ended		Three Months Ended
	March, 31		March, 31
	2007	2006	2007	2006

Revenues	$1,168,356	$182,115	$727,386	$124,695
Net loss	$(4,948,238)	$(3,015,475)	$(1,972,950)	$(935,481)
Net loss per share	$(0.365)	$(0.223)	$(0.146)	$(0.069)

The above unaudited pro forma condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations that actually would have been realized had Innopump and OLDCO been a combined company during the specified periods.

Note 4. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At March 31, 2007, the Company has incurred cumulative losses of approximately $11.7 million since inception and $4.9 million for the nine months ended March 31, 2007. The Company has a working capital deficit of approximately $4.5 million and a stockholders’ deficit of approximately $10.3 million as of March 31, 2007.

On August 9, 2006, concurrent with the merger, OLDCO sold 10% senior redeemable convertible debt (“Convertible Debt”) in the principal amount of $7.5 million to Mellon HBV Master U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. (now known as Fursa Master Global Event Driven Fund, LP, and referred to herein as the “Investor”). The note bears interest at 10% per annum and is due on February 9, 2009 (see Note 5). The proceeds were first used to pay approximately $1 million in financing and legal fees, $4.5 million in current notes payable and accrued interest and $250,000 in other current obligations which became due on the date of the merger. The Company received net proceeds of approximately $1.7 million, which management used for working capital needs.

At June 30, 2006, the Company had approximately $7.1 million in current notes payable and accrued interest. On August 9, 2006, prior to the reverse merger with OLDCO, the Company converted $1.2 million of these notes into common stock. As noted above, the Company repaid approximately $4.5 million with the proceeds from the $7.5 million financing. At March 31, 2007, current notes payable of approximately $1.5 million are primarily due to shareholders which management believes will be extended prior to maturity (see Note 10). The balance of current notes payable of approximately $2.6 million (gross of amortizable debt discount) are due on February 1, 2008 (see Note 5).

On September 29, 2006, the Company received $700,000 from a customer in the consumer products industry in exchange for the Company’s undertaking to deliver pre-production samples of a specially designed dual chamber dispensing pump and to fund pre-production tooling and mold expenses. The Company had no obligation to repay the advance, if the samples did not satisfy the customer’s requirements. In May, 2007, the customer approved the pre-production samples and on May 14, 2007 advanced the Company an additional $1.0 million to fund pre-production tooling and mold expenses. The $1.7 million advance will be applied against future revenues as a credit against shipments commencing six months after the date of the first shipment and based on repayment at a rate of a certain amount per piece for all products shipped. In the event of a default by the Company, the customer may, at its discretion, recover the remaining amount of the advance as a credit against other product purchases from the Company or will be due from the Company under the terms of a promissory note to be issued at the time of default (see Notes 7 and 10). Management anticipates that the Company will enter into an exclusive supply relationship with this customer for a term in excess of one year.

On February 1, 2007 the Company entered into a Secured Line Of Credit Agreement (“Credit Agreement”) with Fursa Alternative Strategies, LLC (referred to herein as the “Lender”), which acts as the investment advisor to the Investor, allowing the Company to draw upon a $3.0 million line of credit with a Maturity Date of 1 year from the date of the Credit Agreement, which may be extended for an additional 3 months. The per annum base Interest Rate applicable in each month that advances are drawn down or outstanding pursuant to the Credit Agreement is equal to the three month LIBOR rate as published on the first date of such month in the “Money Rates” section of The Wall Street Journal (rounded up or down to the nearest one-sixteenth of one percent) plus 700 basis points (7.0%). Upon a default under the terms of the Note, the Interest Rate would increase by 4%. In addition, on the maturity date, the Company shall pay the Lender a non-refundable fee equal to .75% on the average monthly undrawn portion of the Maximum Amount of the line of credit ($3.0 million). At March 31, 2007, the Company had utilized $2.45 million of the available line of credit. (see Note 5).

Management recognizes that the Company must generate additional revenue and sufficient gross profits to achieve profitable operations. Management’s plans to increase revenues include the continued building of its customer base and product line as well as commencing production at a domestic manufacturing facility in the United States and entering into a supply agreement with a customer in the consumer products industry as related to the manufacture of a new size dispenser (see Notes 7, 9 and 10). Management believes that the capital received as a result of the above transactions and the credit available under the secured line of credit may not be sufficient to purchase the necessary capital equipment needed to expand its product line and increase production capacity during the next twelve months and that additional debt or equity financing may be required.

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

Note 5.	CONVERTIBLE DEBT, SECURED LINE OF CREDIT AND DERIVATIVE FINANCIAL INSTRUMENTS

Convertible Debt

On August 9, 2006, concurrent with the merger closing, OLDCO sold 10% senior redeemable convertible debt (“Convertible Debt”) in the principal amount of $7.5 million to Mellon HBV Master U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. Fund (now known as Fursa Master Global Event Driven Fund, LP, and referred to herein as the “Investor”) under the terms of a Securities Purchase Agreement in exchange for $7.5 million in cash. Interest accrues at 10% per annum, payable in cash or payable in kind (“PIK”) at the holders’ option, on the one year anniversary of the date of issuance with respect to the first year of accrued interest and quarterly in arrears thereafter. Any interest not paid when due will accrue and will be added to the principal in determining the number of shares of Common Stock issuable upon conversion of the Convertible Debt. The Convertible Debt matures 30 months after the date of issuance (“Maturity Date”). The holder does not have the option to prepay the Convertible Debt prior to the Maturity Date and must redeem 100% of the Convertible Debt, unless earlier converted, for an amount equal to 120% ($9.0 million) of the outstanding principal plus accrued but unpaid interest, on the Maturity Date. The proceeds from the Convertible Debt were used for working capital, capital expenditures, mandatory debt repayment, and general corporate purposes. Interest expense for the nine and three months ended March 31, 2007 approximated $868,000 and $332,000 consisting of approximately $487,000 and $188,000 currently due on August 9, 2007 and $381,000 and $144,000 due upon maturity calculated using the effective interest method for the 20% premium due at maturity, respectively.

The Convertible Debt is convertible into shares of the Company’s common stock at the fully diluted, post-reverse merger valuation at Closing of $16 million. The price per share is equal to $16 million divided by the number of outstanding shares (13,596,998) of the post reverse-merger on a fully-diluted basis (“Original Purchase Price”). This conversion price of approximately $1.17675 per share would result in the issuance of approximately 6.4 million shares upon conversion of the debt and is subject to weighted-average, anti-dilution protection on all subsequent financings by the Company.

In addition, the Investor received warrants (“Investor Warrants”) aggregating 22% of the shares issuable on conversion to purchase 1,402,153 shares of common stock at an exercise price of approximately $1.17675 per share. The Investor Warrants have a five (5) year term which were valued at the grant date at approximately $635,000. The fair value was calculated using the Black-Scholes model with an expected volatility of 40% and a risk free interest rate of 4.91%.

The debt discount will be charged to operations over the life of the underlying debt with a corresponding increase to the Convertible Debt. For the nine and three months ended March 31, 2007, approximately $163,000 and $63,000 were charged to operations as debt discount costs for these warrants, respectively.

The Company signed a Registration Rights Agreement with the Investor on August 9, 2006 whereby the Company is obligated to register the resale of its shares of common stock issuable upon the exercise of the Investor Warrants and have the registration statement declared effective by the Securities and Exchange Commission on or prior to February 5, 2007, which date was extended by amendment to June 15, 2007. If the registration statement is not declared effective within the time frame described, or if the registration is suspended, the Company will be obligated to issue additional warrants (“Liquidated Damages Warrants”) to the Investor. Initially, the Company will be obligated to issue to the Investor 2% of the number of shares of common stock issuable to the Investor upon conversion of the Convertible Debt or approximately 127,000 shares. In addition, for each full thirty (30) day period after the date that the registration statement has not been declared effective, the Company is obligated to issue to the Investor warrants exercisable for a number of shares of common stock equal to 2% percent of the number of shares of common stock issuable to the Investor.

The agreement also requires the Company to meet certain requirements such as effecting a reverse stock split and redomiciling in Delaware.

On November 10, 2006, the Investor agreed to amend the original agreement in regards to certain requirements of the Company. The Investor agreed to extend the requirement for the Company to effect a reverse stock split from fourteen (14) days after the closing until December 31, 2006 and to extend the requirement of the Company to domicile in Delaware from within forty five (45) days of the closing until December 31, 2006. The Investor also agreed to extend the requirement for the Company to file a Registration Statement from ninety (90) days after the closing until December 31, 2006 and extended the requirement to have the Registration Statement effective from one hundred eighty (180) days after the closing until March 31, 2007. These requirements were not met by December 31, 2006.

On February 15, 2007, the Investor agreed to an additional amendment to the original agreement in regards to these requirements. The Investor agreed to extend the requirement for the Company to effect a reverse stock split from fourteen (14) days after the closing until March 16, 2007 and to extend the requirement of the Company to domicile in Delaware from within forty five (45) days of the closing until within forty five (45) days following demand at any time commencing on the first anniversary of the Closing Date and ending on the third anniversary of the Closing Date. The Investor also agreed to extend the requirement for the Company to file a Registration Statement from ninety (90) days after the closing until March 16, 2007 and extended the requirement to have the Registration Statement effective from one hundred eighty (180) days after the closing until June 15, 2007. On March 2, 2007, the Registrant changed its corporate name to Versadial, Inc., and effected a one for forty-five reverse stock split. On March 16, 2007, the Company filed the required Registration Statement with the SEC.

Financing fees in connection with this debt approximated $840,000 which are being amortized over the term of the convertible debt. For the nine and three months ended March 31, 2007, the amortization of financing costs approximated $224,000 and $84,000, respectively.

On October 17, 2006, the Company issued additional warrants to purchase an aggregate of 318,672 shares of the Company’s common stock to the Investor at an exercise price of approximately $1.17675 per share. The warrants expire on August 9, 2011. These warrants were issued in exchange for the Investor deleting a provision in the original Securities Purchase Agreement whereby the Investor would be granted additional future warrants based on the Company not meeting certain earnings targets (the “EBIDTA Shortfall Warrants”). The warrants were valued at the grant date at approximately $161,000. The fair value was calculated using the Black-Scholes model with an expected volatility of 42% and a risk free interest rate of 4.70%. In addition, the Investor was granted the right to receive potential further additional warrants to purchase an aggregate of 318,672 shares of the Company’s common stock at an exercise price of $1.17675 per share if the Company did not pass the testing requirements of a prospective customer by March 31, 2007. On March 31, 2007, these warrants were issued as the testing requirements were not met until May 2007. This customer advanced the Company $700,000 in September 2006 and an additional $1.0 million in May 2007 (see Notes 7 and 10). These warrants will expire on August 9, 2011. These warrants were valued at the grant date at approximately $166,000. The fair value was calculated using the Black-Scholes model with an expected volatility of 41% and a risk free interest rate of 4.50%. The value of the additional warrants were treated as debt discount expense.

Secured Line of Credit

On February 1, 2007 the Company entered into a Secured Line Of Credit Agreement (“Credit Agreement”) with Fursa Alternative Strategies, LLC (referred to herein as the “Lender”), which acts as the investment advisor to the Investor , allowing the Company to draw upon a $3.0 million line of credit with a Maturity Date of 1 year from the date of the Credit Agreement, which may be extended for an additional 3 months. The per annum base Interest Rate applicable in each month that advances are drawn down or outstanding pursuant to the Credit Agreement is equal to the three month LIBOR rate as published on the first date of such month in the “Money Rates” section of The Wall Street Journal (rounded up or down to the nearest one-sixteenth of one percent) plus 700 basis points (7.0%). Upon a default under the terms of the Note, the Interest Rate would increase by 4%. In addition, on the maturity date, the Company shall pay the Lender a non-refundable fee equal to .75% on the average monthly undrawn portion of the Maximum Amount of the line of credit ($3.0 million). At March 31, 2007, the Company had drawn an aggregate of $2,450,000 of the available line which is included in current notes payable.  Interest expense for the nine and three months ended March 31, 2007 approximated $38,000. Accrued interest payable aggregated $1,391 at March 31, 2007.

In conjunction with the Credit Agreement, the Company granted warrants to each of Lender and Prospero Capital, LLC (formerly known as Sagamore Hill Capital, LLC), an affiliate of the Lender (“Prospero”), to purchase respectively, one million eighty four thousand four hundred and forty two (1,084,543) shares of the Company’s common stock (the “Warrants”). The Warrants are exercisable for five years from the date of issuance at an initial exercise price equal to $2.475 per share subject to adjustment under certain events.

In the event that the Company did not secure certain purchase order(s) on or prior to March 31, 2007, the applicable Interest Rate after such date would increase by 2% and the Company would issue to each of the Lender and Prospero additional warrants (collectively, the “Additional Warrants”) to purchase shares of the Company’s common stock representing in aggregate 1,084,543 shares at an initial strike price of $2.475 per share subject to adjustment under certain events, exercisable for five years from the date of issuance. Where Company does secure such purchase orders on or prior to June 30, 2007, 25% of the total number of initial Warrants issued shall be automatically redeemed by the Company for no additional consideration. Upon the expiration or termination of the credit facility under the Agreement, whichever occurs first, the Company has the option to purchase 25% of the total number of initial Warrants issued at an aggregate purchase price of $250,000.

On March 31, 2007, the Company secured the required purchase orders as defined in the Credit Agreement and redeemed 25% of the initial Warrants. The aggregate Lender Warrants issued to each of Lender and Prospero, after giving effect to the 25% redemption, to purchase 813,407 shares of the Company’s common stock have a five (5) year term which were valued at the grant date at approximately $494,000. The fair value was calculated using the Black-Scholes model with an expected volatility of 44% and a risk free interest rate of 4.50%.

The debt discount will be charged to operations over the life of the underlying debt with a corresponding increase to the debt. For the nine and three months ended March 31, 2007, approximately $82,000 was charged to operations as debt discount costs for these warrants.

Financing fees in connection with this debt approximated $135,000, including a $90,000 fully earned non-refundable commitment fee paid to the Lender which is included in operations, and other costs of $45,000 which are being amortized over the term of the convertible debt. For the nine and three months ended March 31, 2007, the expense and amortization of financing costs approximated $98,000 .

Derivative Financial Instruments

Pursuant to Paragraph 14 of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Investor Warrants meet the requirements of and are accounted for as a liability since the Investor Warrants contain registration rights where Liquidated Damages Warrants would be required to be issued to the holder in the event the Company failed to receive an effective registration. The initial value of the Investor Warrants granted on August 9, 2006 ($635,000) was treated as a discount to the convertible notes payable (debt discount) and recorded as a liability (derivative financial instruments). The value of the additional warrants granted on October 17, 2006 and March 31, 2007 ($328,000) were treated as additional debt discount expense and recorded as a liability (derivative financial instruments). The value of the warrants granted on February 1, 2007 ($494,000) to the Lender were treated as a discount to the debt (debt discount) and recorded as a liability (derivative financial instruments). Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The derivative financial instruments had a value of approximately $1,560,000 at March 31, 2007. The derivative loss for the nine and three months ended March 31, 2007 approximated $102,000 and $58,000 respectively.

Note 6. DEBT CONVERSION AND REPAYMENT

As a result of the merger with OLDCO, on August 9, 2006, the Company was able to obtain approximately $7.5 million in financing as described above. From the proceeds of this financing, the Company repaid approximately $4.4 million of Innopump’s current notes and interest payable and converted $1.2 million of Innopump’s current principal notes into 28,792 shares of Innopump stock which were subsequently converted to 1,247,912 shares of the Company’s common stock.

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

Note 7. CUSTOMER ADVANCE

On September 29, 2006, the Company received $700,000 from a customer in the consumer products industry in exchange for the Company’s undertaking to deliver pre-production samples of a specially designed dual chamber dispensing pump and to fund pre-production tooling and mold expenses. The Company had no obligation to repay the advance, if the samples did not satisfy the customer’s requirements. In May, 2007, the customer approved the pre-production samples and on May 14, 2007 advanced the Company an additional $1.0 million to fund pre-production tooling and mold expenses. The $1.7 million advance will be applied against future revenues as a credit against shipments commencing six months after the date of the first shipment and based on repayment at a rate of a certain amount per piece for all products shipped. In the event of a default by the Company, the customer may, at its discretion, recover the remaining amount of the advance as a credit against other product purchases from the Company or will be due from the Company under the terms of a promissory note to be issued at the time of default (see Note 10). This advance has been classified as long-term at March 31, 2007. Management anticipates that the Company will enter into an exclusive supply relationship with this customer for a term in excess of one year.

Note 8. STOCKHOLDERS’ DEFICIT

Capitalization

The Company’s initial authorized capitalization consisted of 50 million (50,000,000) shares of common stock, par value $.001 and no preferred stock. Prior to the merger, the certificate of incorporation was amended to increase the capitalization of the Company to 1.3 billion (1,300,000,000) shares of common stock, par value $.001 and 100 million (100,000,000) shares of preferred stock, par value $.001. In March 2007, the Company’s Articles of Incorporation were amended to provide for authority to issue 35,000,000 shares of common stock, par value $.0001 per share, and 2,000,000 shares of preferred stock, par value $.0001 per share. As of March 31, 2007, there were 13,539,470 shares of common stock outstanding. No shares of preferred stock were outstanding as of that date.

Issuance of Common Stock

On August 8, 2006, ODC Partners, LLC, a debtholder of OLDCO, agreed to convert its outstanding debt of approximately $100,000 and accrued interest into 222,223 shares of the Company’s common stock. This conversion resulted in an aggregate of 914,227 shares (as rounded up for fractional shares) outstanding prior to the merger of OLDCO.

On August 9, 2006, as a result of the merger, the Company issued an aggregate of 11,377,331 shares to Innopump shareholders (a conversion of approximately 43.333 shares of NEWCO stock for each share of Innopump stock, 262,500 shares outstanding). In addition the Company issued an aggregate of 1,247,912 shares to Innopump debtholders who elected to convert their debt to equity prior to the merger (a conversion of approximately 43.333 shares of NEWCO stock for each share of Innopump stock). These debtholders converted $1.2 million in debt to 28,792 shares of Innopump stock prior to the merger. Subsequent to the merger, the Company has 13,539,470 common shares outstanding.

Reverse Stock Split

On March 2, 2007, the Company completed a one for forty-five reverse stock split . The common stock and per share information in the consolidated financial information and related notes have been retroactively adjusted to give effect to the stock split. Prior to the reverse split the Company had outstanding 609,259,259 common shares. Subsequent to the reverse split, the Company had outstanding 13,539,470 common shares. All fractional shares were rounded up.

Issuance of Other Warrants

In addition to the Investor and Lender warrants described in Note 5, on August 9, 2006, under the terms of prior agreements with Innopump debtholders and the investment banker, the Company issued an aggregate of 57,527 warrants. All of these warrants are exercisable for a period of five (5) years at exercise prices between $.945 and $.99 per share. An aggregate of 40,002 of these warrants were issued to the Innopump debtholders that converted $1.2 million in debt prior to the merger, 1,778 warrants were issued to the investment banker, 11,112 warrants were issued to a related party Innopump debtholder , and 4,635 warrants were issued to a current debtholder of the Company.

Loss Per Share

Basic loss per share excludes dilution and is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. At March 31, 2006, basic loss per share does not include approximately 715,154 shares which were redeemable by the shareholders as described below.  At March 31, 2007, the basic and diluted loss per common share does not include an aggregate of 3,723,838 warrants outstanding and 6,373,415 shares issuable under the terms of convertible debt (see Note 5). The effect of these securities would be antidilutive. These warrants are currently exercisable at prices that range between $.94-$2.475 and expire between August 9, 2011 and February 1, 2012.

Common Stock Subject to Redemption

In April 2005, $825,000 of SCG convertible debt was converted into 8.25 membership interests at a conversion ratio of 1 interest for each $100,000 of convertible debt. The debt holders were also issued an additional 16,500 common shares of Innopump stock in connection with the convertible notes. On August 9, 2006, the date of the merger, these shares were exchanged for 715,154 shares of the Company’s common stock.

A provision in the May 25, 2005 Asset Purchase Agreement between Innopump and SCG provided the prior debt holders a put option whereby they could sell their Innopump shares, which were subsequently exchanged for the Company’s shares, back to the Company between September 30, 2006 and October 30, 2006, at an amount equal to the principal and interest which would have been due upon conversion of the original debt. The aggregate amount of $887,403 (which includes $62,403 in accrued interest through the conversion date) was included on the balance sheet as a liability at September 30, 2006. The put options expired on October 30, 2006 and none of the shares were redeemed. The aggregate amount of the put options is included in additional paid-in capital subsequent to October 30, 2006.

Note 9. COMMITMENTS AND CONTINGENCIES

Manufacturing Agreement

On September 20, 2006, the Company entered into a 30-month manufacturing agreement with an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for the Company for a new size (20 millimeter) dispenser. The Company will place all customer orders relating to the product with the contractor until at least eighty percent (80%) of the manufacturer’s production capacity is utilized based on five (5) days per week, three (3) shifts per day. The agreement calls for the Company to make payments in the aggregate of approximately $3 million for the required molds. The payments start in October 2006, vary in amount, and will be made over the 30-month term of the agreement. Title of the molds will transfer to the Company upon final payment. As of March 31, 2007, the Company has made payments of approximately $1.6 million for the molds which is included in property and equipment.

Equipment Purchase

In conjunction with the above manufacturing agreement, the Company also ordered related assembly equipment from a vendor in the amount of approximately $1.1 million. The Company has made payments of approximately $360,000 for the equipment which is included in property and equipment.

Note 10. SUBSEQUENT EVENTS

Debt Extensions

SCG has an outstanding note with a related party in the amount of $1,098,536 which bears interest at 8% and matures on October 30, 2006. On November 9, 2006, the lender agreed to extend the maturity date, under the same terms and conditions as the original note to November 30, 2006. The note was not paid when due. On January 26, 2007, the lender agreed to extend the maturity date, under the same terms and conditions as the original note, to March 31, 2007. The note was not paid when due. On March 31, 2007, the lender agreed to extend the maturity date, under the same terms and conditions as the original note, to June 30, 2007.

SCG has an outstanding note with a related party in the amount of $100,000 which bears interest at 8% and matures on October 30, 2006. On October 16, 2006, SCG repaid $30,000 of the note. On November 9, 2006, the lender agreed to extend the maturity date on the remaining $70,000 balance and all accrued interest, under the same terms and conditions as the original note to November 30, 2006. The note was not paid when due. On January 26, 2007, the lender agreed to extend the maturity date, under the same terms and conditions as the original note, to March 31, 2007. The note was not paid when due. On March 31, 2007, the lender agreed to extend the maturity date, under the same terms and conditions as the original note, to June 30, 2007.

The Company has an outstanding note in the amount of $104,284 which bears interest at 8% and matures on October 31, 2006. On November 9, 2006, the lender agreed to extend the maturity date, under the same terms and conditions as the original note to November 30, 2006. The note was not paid when due. On February 8, 2007, the lender agreed to extend the maturity date, under the same terms and conditions as the original note, to February 28, 2007. The note was not paid when due. On May 4, 2007, the lender agreed to extend the maturity date to December 31, 2007. In addition, the lender was granted warrants to purchase 55,000 shares of the Company’s common stock exercisable for five years from the date of issuance at an initial exercise price equal to $2.475 per share.

Supply and Tooling Amortization Agreement

On April 24, 2007, the Company entered into a Supply Agreement and a related Tooling Amortization Agreement with an outside contractor located in the United States (the “Supplier”).

These two agreements became effective on April 30, 2007, when SCG and the licensor to the Company of the technology covering the patented dual chamber dispensing pump produced by the Company, and Gerhard Brugger, the patent owner of the patented dual chamber dispensing pump, entered into an Agreement to License with the Supplier. This Agreement, a condition precedent to the effectiveness of the Supply Agreement and the related Tooling Amortization Agreement, provides security to the Supplier if the Company were to default in the performance of its obligations under the Supply Agreement.

The Supply Agreement provides, among other things, that the Company, over the five year term of the Agreement, shall purchase from the Supplier no less than 100,000,000 units of the Company’s 40 millimeter and 49 millimeter dual chambered dispensing pumps.

These Agreements provide that the Supplier will fund the estimated $4,000,000 cost of the injection molding, tooling and automatic equipment necessary to produce the products to be purchased by the Company. Although financed by the Supplier, the equipment will be owned by the Company.

The cost of the tooling and automatic equipment, with a three (3%) percent per annum interest factor, will be amortized over a period of 18 months against pumps purchased and delivered to the Company pursuant to the Supply Agreement, with a per unit amortization cost included in the cost price for the pumps. The Supply Agreement also contains normal commercial terms, including a representation by the Supplier as to the pumps being produced in accordance with specifications, indemnification of the Supplier by the Company against intellectual property infringement claims of third parties, insurance, confidentiality and termination provisions, including a right of optional termination by Company upon payment of all unamortized tooling and equipment costs plus a penalty, the amount of which varies based on the date of termination.

The price for the pumps is fixed, subject to adjustment at six month intervals to reflect changes in the cost of resins and other component parts.

The Supply Agreement also grants to the Supplier a right of first refusal to furnish additional tooling, if the Company elects to acquire additional tooling, and affords the Supplier a right to match the terms of a replacement supply contract at the end of the five year term of the Supply Agreement.

The related Agreement to License between the Supplier and Sea Change Group, LLC and Gerhard Brugger permits the Supplier, in the event of a default by the Company under the Supply Agreement, to require that SCG and Brugger utilize Supplier to continue to produce and market the pumps that are the subject of the Supply Agreement for the remaining term of the Supply Agreement, if the Supplier is not then in default of its obligations under the Supply Agreement. In such case, the right of Supplier to continue to amortize the cost of the tooling and automatic equipment would continue.

Customer Advance

On September 29, 2006, the Company received $700,000 from a customer in the consumer products industry in exchange for the Company’s undertaking to deliver pre-production samples of a specially designed dual chamber dispensing pump and to fund pre-production tooling and mold expenses. The Company had no obligation to repay the advance, if the samples did not satisfy the customer’s requirements. In May, 2007, the customer approved the pre-production samples and on May 14, 2007 advanced the Company an additional $1.0 million to fund pre-production tooling and mold expenses. The $1.7 million advance will be applied against future revenues as a credit against shipments commencing six months after the date of the first shipment and based on repayment at a rate of a certain amount per piece for all products shipped. In the event of a default by the Company, the customer may, at its discretion, recover the remaining amount of the advance as a credit against other product purchases from the Company or will be due from the Company under the terms of a promissory note to be issued at the time of default (see Note 7).

License Agreement and Sublicense Agreement, Related Parties

License Agreement

On June 16, 2006, under the terms of a License Agreement between the SCG (the”Licensee”) and Gerhard Brugger (the “Licensor”), the Licensor signed a waiver of defaults whereby payments in arrears due through June 30, 2006 of $525,000 would be paid as follows: $100,000 no later than September 30, 2006, an aggregate total of $250,000 of the unpaid balance no later than the earlier of December 31, 2006 or within ten business days of a merger transaction with CARS, $75,000 on or before January 1, 2007, $100,000 on or before April 1, 2007, and $100,000 on or before July 1, 2007. In addition, the licensor agreed to accept royalties as calculated on actual shipments after June 30, 2006 through June 30, 2007 to be paid monthly and the cumulative difference between minimum monthly royalties and actual monthly royalties to be paid no later than June 30, 2007 as long as the technical consultant payments are made in accordance with the License Agreement. All payments were paid when due through March 31, 2007. On April 1, 2007, the Company did not make the required payment of $100,000. The licensor agreed to extend the payment date to June 30, 2007. All other payments for current royalties and consulting were paid as per the terms of the agreement.

Sublicense Agreement

On May 1, 2005, SCG (the “Sub-licensor”) entered into a sub-license agreement, as amended, with the Company (the “Sub-licensee”) whereby SCG assigned to the Company all rights, titles and interests that the Sub-licensor has in the Amended and Restated License Agreement dated January 1, 2003 between SCG and Gerhard Brugger. In consideration for the assignment and patent rights thereunder, the Company agreed to pay SCG a sublicense fee of $600,000, $150,000 to be paid upon the merger of the Company with CARS but in no event later than October 31, 2006, $150,000 on March 31, 2007, $150,000 on May 1, 2007 and $150,000 on May 1, 2008. In addition the Company agreed to pay the royalties due under the original Amended and Restated License Agreement either directly to the original licensor or to SCG. The Company also agreed to pay SCG a royalty of 3% of the first $130 million of gross revenues.

On August 11, 2006, SCG was paid $150,000 as per the terms of the agreement. The payment due on March 31, 2007 was not made when due. On April 1, 2007, the Sub-licensor agreed to defer the payment due on March 31, 2007 and May 1, 2007 in the aggregate of $300,000 until September 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Organization

Versadial, Inc. (hereinafter referred to as the “Registrant” or “Versadial” or the “Company”), was originally incorporated in Nevada under the name Carsunlimited.com, Inc. (“CARS”) on March 7, 2000. CARS, a publicly traded corporation, prior to August 9, 2006, was a development stage company with limited operations and revenues and only nominal assets. Its intended purpose was to offer users the ability to search a database that contained products and information about the Automobile industry, new and used car sales (classified ads), as well as automotive products such as extended warranty information and anti-theft body part marking. On March 2, 2007, CARS changed its name to Versadial to capitalize on the awareness of its trademarked name for its products in the marketplace as described below.

On August 9, 2006, the Registrant executed an Agreement and Plan of Merger (“Merger Agreement”) with Pump Acquisition Corp. (“PAC”), a wholly-owned subsidiary of the Registrant , Innopump, Inc. D/B/A Versadial (“Innopump”), a Nevada corporation which was formed on April 1, 2005, and certain Innopump stockholders. Pursuant to the Merger Agreement, the Registrant issued 12,625,243 shares of its common stock to shareholders of Innopump in consideration of Innopump merging with and into PAC and becoming a wholly-owned subsidiary of the Registrant (“Merger”). The Registrant, prior to the Merger, is sometimes referred to herein as OLDCO .The Merger is more fully described below. As a result of the merger, Innopump became a majority-owned subsidiary of OLDCO and the holders of Innopump common stock and debt acquired a majority interest of OLDCO. The accounting of this transaction differs from its legal form, as Innopump is considered the accounting acquirer and OLDCO the acquired entity. The transaction has been accounted for as a reverse acquisition under the purchase method of accounting, whereby the assets of OLDCO were revalued and the purchase price allocated to those assets acquired and liabilities assumed. Innopump’s historical financial statements were carried forward subsequent to the merger as those of the combined entity (hereinafter referred to as “NEWCO”).

The Company is engaged in the manufacture of a dispenser that enables the user to blend two liquids in varying proportions. The dispensers are manufactured in Germany and are currently being utilized in the food, suncare, skincare, and cosmetic industries.

On May 25, 2005, Innopump acquired all of the assets and assumed certain liabilities of Sea Change Group, LLC (“SCG”), a privately held New York Limited Liability Company formed in 1999. This transaction between Innopump and SCG, which were entities under common control, was accounted for in a manner similar to a pooling of interests whereby the assets and liabilities of SCG were transferred to Innopump at historical amounts. Prior to the merger with OLDCO, the financial statements of Innopump were prepared as if the transaction had occurred at the beginning of the period presented, and present the financial data of previously separate entities.

NEWCO’s fiscal year ends on June 30, and therefore references to fiscal 2006 and 2005 refer to the fiscal years ended June 30, 2006 and June 30, 2005, respectively. OLDCO’s fiscal year end was December 31, which was changed to June 30 to conform to the year end of Innopump, the accounting acquirer.

The common stock and per share information have been retroactively adjusted to give effect to the reverse merger on August 9, 2006 and to give effect to the one for forty-five reverse stock split that became effective on March 2, 2007.

Merger Agreement

On August 9, 2006, OLDCO executed an Agreement and Plan of Merger (“Merger Agreement”) with Pump Acquisition Corp., a wholly-owned subsidiary of OLDCO (“PAC”), Innopump, and certain Innopump stockholders. Pursuant to the Merger Agreement, the Company issued 12,625,243 shares of its common stock to shareholders of Innopump in consideration of Innopump merging with and into PAC and becoming a wholly-owned subsidiary of OLDCO (“Merger”). Holders of Innopump convertible notes, warrants and options received equivalent amount of notes, warrants and options convertible or exercisable into that number of the Registrant common stock had they converted or exercised immediately prior to the closing.

The Merger Agreement required OLDCO to issue to the Innopump stockholders 43.333 shares of common stock for each share of Innopump common stock outstanding at the closing date of August 9, 2006. At the closing, there were 262,500 outstanding shares of Innopump common stock plus 28,792 shares issued on conversion of certain debt for a total of 291,292 shares which resulted in the issuance of 12,625,243 shares (rounded up for fractional shares) of common stock and resulted in OLDCO stockholders retaining approximately 6.75% (914,227 shares rounded up for fractional shares) of the outstanding stock and Innopump stockholders receiving approximately 93.25% of the outstanding stock on a pre-diluted basis.

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

Innopump, Inc, was established to capitalize on the commercial opportunities for innovation in packaging and dispensing within the consumer products industries. Innopump holds the exclusive worldwide license for a patented multi-chambered variable dispensing system for all category uses, marketed under the registered trademark “Versadial(R)”. The patented system utilizes multiple volumetric pumps, controlled by a rotating head and disc system, providing the dispensing of precise fixed or variable ratios of distinct and separate fluids. The Versadial(R) custom blending dual dispensing head provides consumer packaged goods manufacturers with a new and innovative dispensing technique permitting precision measured blending by the consumer of lotions, creams and liquids.

See the Company’s Report on Form 8-K dated August 9, 2006, filed with the SEC on August 11, 2006, for a more detailed description of the Merger.

Liquidity and Capital Resources

The following table sets forth the working capital deficit of the Company as at March 31, 2007:

At March 31, 2007
Current assets	$1,315,788
Current liabilities	5,800,605

Working capital deficit	$(4,484,817)

At March 31, 2007, the Company has incurred cumulative losses of approximately $11.7 million since inception and $4.9 million for the nine months ended March 31, 2007. The Company has a working capital deficit of approximately $4.5 million and a stockholders’ deficit of approximately $10.3 million as of March 31, 2007.

During the nine months ended March 31, 2007, the Company utilized cash of approximately $2.6 million for operating activities primarily due to the revenues not yet great enough to cover general and administrative expenses. The Company utilized cash of approximately $2.7 million from investing activities primarily to purchase molds and equipment and for merger costs. The Company received cash from financing activities of approximately $4.5 million from the merger, the secured credit line and a customer advance. These funds were utilized to purchase equipment and cover operating costs.

On August 9, 2006, concurrent with the merger, OLDCO sold 10% senior redeemable convertible debt (“Convertible Debt”) in the principal amount of $7.5 million to Mellon HBV Master U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. (now known as Fursa Master Global Event Driven Fund LP, collectively, the “Investor”). The note bears interest at 10% per annum and is due on February 9, 2009. The proceeds were first used to pay approximately $1 million in financing and legal fees, $4.5 million in current notes payable and accrued interest and $250,000 in other current obligations which became due on the date of the merger. The Company received net proceeds of approximately $1.7 million, which management used for working capital needs.

At June 30, 2006, the Company had approximately $7.1 million in current notes payable and accrued interest. On August 9, 2006, prior to the reverse merger with OLDCO, the Company converted $1.2 million of these notes into common stock. As noted above, Innopump repaid approximately $4.5 million with the proceeds from the $7.5 million financing. At March 31, 2007, current notes payable of approximately $1.5 million are primarily due to shareholders which management believes will be extended prior to their June 30 maturity. The balance of current notes payable of approximately $2.6 million (gross of amortizable debt discount) are due on February 1, 2008 as described below under the terms of a Secured Line of Credit.

On February 1, 2007 the Company entered into a Secured Line Of Credit Agreement (“Credit Agreement”) with Fursa Alternative Strategies, LLC (referred to herein as the “Lender”), which acts as the investment advisor to the Investor, allowing the Company to draw upon a $3.0 million line of credit with a Maturity Date of 1 year from the date of the Credit Agreement, which may be extended for an additional 3 months. The per annum base Interest Rate applicable in each month that advances are drawn down or outstanding pursuant to the Credit Agreement is equal to the three month LIBOR rate as published on the first date of such month in the “Money Rates” section of The Wall Street Journal (rounded up or down to the nearest one-sixteenth of one percent) plus 700 basis points (7.0%). Upon a default under the terms of the Note, the Interest Rate would increase by 4%. In addition, on the maturity date, the Company shall pay the Lender a non-refundable fee equal to .75% on the average monthly undrawn portion of the Maximum Amount of the line of credit ($3.0 million). At March 31, 2007, the Company had utilized $2.45 million of the available line of credit.

Management recognizes that the Company must generate additional revenue and sufficient gross profits to achieve profitable operations. Management’s plans to increase revenues include the continued building of the existing customer base capitalizing on successful product introductions in 2007 resulting in anticipated volume increases of more than 200%, or five (5) million pieces per annum for 2008 and 2009, from current customers; the addition of firm commitments from new customers totaling more than twenty (20) million units for the combined 2008 and 2009 seasons; the solidification of high potential customer interest equivalent to twenty (20) million units for the same period deliverable upon demonstration of ability to manufacture; the realization that the above production is coming from a limited amount of potential customers whose demand is so great it may limit our opportunity to create capacity for other interested customers, and the resultant focus by Management to identify production partners who will fund manufacturing equipment in consideration for customer commitment. Initial results of that focus are as follows.

On April 24, 2007, the Company entered into a Supply Agreement and a related Tooling Amortization Agreement with an outside contractor located in the United States (the “Supplier”). The Supply Agreement provides, among other things, that the Company, over the five year term of the Agreement, shall purchase from the Supplier no less than 100 million units of the Company’s 40 millimeter and 49 millimeter dual chambered dispensing pumps and the Supplier will supply no less than twenty (20) million units annually. The Company has received firm commitments from several customers for initial production in excess of 17 million units at March 31, 2007. These Agreements provide that the Supplier will fund the estimated $4,000,000 cost of the injection molding, tooling and automatic equipment necessary to produce the products to be purchased by the Company. Although financed by the Supplier, the equipment will be owned by the Company. The cost of the tooling and automatic equipment, with a three (3%) percent per annum interest factor, will be amortized over a period of 18 months against pumps purchased and delivered to the Company pursuant to the Supply Agreement, with a per unit amortization cost included in the cost price for the pumps. The Company anticipates the facility becoming operational in calendar third quarter 2007.

On September 20, 2006, the Company entered into a 30-month manufacturing agreement with an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for the Company for a new size (20 millimeter) dispenser. The Company will place all customer orders relating to the product with the contractor until at least eighty percent (80%) of the manufacturer’s production capacity is utilized based on five (5) days per week, three (3) shifts per day. The agreement calls for the Company to make payments in the aggregate of approximately $3 million for the required molds. The payments start in October 2006, vary in amount, and will be made over the 30-month term of the agreement. Title of the molds will transfer to the Company upon final payment. As of March 31, 2007, the Company has made payments of approximately $1.6 million for the molds which is included in property and equipment. In conjunction with the above manufacturing agreement, the Company also ordered related assembly equipment from a vendor in the amount of approximately $1.1 million. The Company has made payments of approximately $360,000 for the equipment which is included in property and equipment. The equipment is capable of producing fifteen (15) million units annually.

On September 29, 2006, the Company received $700,000 from a customer in the consumer products industry in exchange for the Company’s undertaking to deliver pre-production samples of a specially designed dual chamber 20 millimeter dispensing pump and to fund pre-production tooling and mold expenses. These pumps are being designed in conjunction with the manufacturing agreement described above. The Company had no obligation to repay the advance, if the samples did not satisfy the customer’s requirements. In May, 2007, the customer approved the pre-production samples and on May 14, 2007 advanced the Company an additional $1.0 million to fund pre-production tooling and mold expenses. The $1.7 million advance will be applied against future revenues as a credit against shipments commencing six months after the date of the first shipment and based on repayment at a rate of a certain amount per piece for all products shipped. In the event of a default by the Company, the customer may, at its discretion, recover the remaining amount of the advance as a credit against other product purchases from the Company or will be due from the Company under the terms of a promissory note to be issued at the time of default. Management anticipates that the Company will enter into an exclusive supply relationship with this customer which will consume all available manufacturing capacity of the specially designed pump through the first year. The Company anticipates production to begin in late 2007.

The Company is currently in negotiations with several other large consumer products companies regarding the introduction of a similar 20mm dual chamber pump. The fulfillment of these orders, if obtained, will require a similar capital investment as described above, and Management is currently evaluating, in lieu of debt or equity financing, several opportunities for capitalization of same from existing and new production partners in consideration for a volume and amortization commitment. Management believes that in the future the Company can finance all the capital requirements through such arrangements due to the strength of the current customer commitments; the performance of the Company’s products currently in the marketplace; the consumer interest demonstrated in the Company’s products, as revealed by the Company’s customers market research investigations and resultant large initial order commitments; and, the multiple indicators of support the Company is receiving from potential manufacturing partners.

Based on the current operating plan and available cash and cash equivalents currently available, the Company may need to obtain additional financing through the sale of equity securities, private placements, and/or bridge loans within the next 12 months. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to the Company. The ability to maintain sufficient liquidity is dependent on the Company’s ability to successfully build its customer base and product line with the required capital equipment. If additional equity securities are issued to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. Debt incurred by the Company would be senior to equity in the ability of debt holders to make claims on the Company’s assets. The terms of any debt issued could impose restrictions on the operations of the Company.

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

Results of Operations

Nine months ended March 31, 2007 and 2006

REVENUES. Revenues during the nine months ended March 31, 2007 were $1,168,356 as compared to revenues of $182,115 during the nine months ended March 31, 2006, an increase of approximately 542%. In the period ended March 31, 2007, revenues were mainly attributable to two new customers in the suncare and skincare industry. In the period ended March 31, 2006, revenues were attributable to three small customers, two in the food industry and one in the cosmetic industry. We believe that our sales will continue to grow in the future as we strengthen our sales force, increase our production capacity as discussed above, with both new and improved equipment, and are able to introduce new products into the market which will enable us to diversify and increase our customer base.

GROSS MARGIN. Cost of revenues - direct costs, which consist of direct labor, overhead and product costs, were $1,100,748 (94% of revenues) for the nine months ended March 31, 2007 as compared to $143,865 (79% of revenues) for the period ended March 31, 2006. The increase for 2007 is a result of the increase in revenues. The increase as a percent of revenues is related to additional labor costs required on one product line which is not yet fully automated and customer chargebacks to the Company mainly for shipping costs due to late production. Cost of revenues - indirect costs, which consist of indirect labor, quality control costs, factory maintenance, product development and depreciation, were $516,880 for the nine months ended March 31, 2007 as compared to $330,662 for the period ended March 31, 2006. The increase was due primarily to increased depreciation of approximately $92,000 due to the purchase of more manufacturing equipment, and approximately $64,000 in equipment repair and the purchase of small parts as compared to approximately $2,000 in 2006 as the revenues and related production increased. Gross margin was a deficit of $(449,272) for the nine months ended March 31, 2007 as compared to a deficit of $(292,412) for the period ended March 31, 2006, representing gross margins of approximately (38)% and (161)% of revenues, respectively. The negative gross margin percentage in both periods is attributable to revenues which could not cover indirect costs. Management believes that these indirect costs, which are primarily related to depreciation and the purchase of small parts and supplies as production increased, will decrease as products become introduced into the marketplace and that revenues will increase to cover these costs. Management also believes direct costs will decrease on a percentage of revenue basis as labor becomes streamlined with the addition of new assembly equipment and that production capacity will increase with the purchase of additional molds with higher cavity production capabilities. Management anticipates that in calendar third quarter 2007 the U.S. facility will become operational and that all production will be fully automated on all product lines with higher production capabilities and lower labor costs. Shipping time will also improve due to the current U.S. customer base, which in the past had lengthy delays due to the use of ocean cargo. In addition, direct material and labor costs will be stabilized as the Company was purchasing from foreign suppliers in the past and subject to foreign currency fluctuations of the Eurodollar.

OPERATING EXPENSES. General and administrative expenses totaled $2,313,071 for the nine months ended March 31, 2007, as compared to $1,435,917 for the period ended March 31, 2006, an increase of approximately 61%. This increase of approximately $877,000 is primarily attributable to an increase in the royalties due the licensor and under contract of $75,000, an increase in consulting fees of $572,000 as more general consultants were used in 2007 for sales, administrative and development functions and an increase in salaries and benefits of approximately $230,000 as the Company established a financial and sales staff which did not exist during all of 2006.

NET LOSS. The net loss during the nine months ended March 31, 2007 aggregated $4,854,162 as compared to $1,987,229, for the nine months ended March 31, 2006, an increase of approximately $2,867,000. The increase in net loss is attributable to the increases in general and administrative and cost of revenues as described above. In addition, interest expense increased by approximately $792,000 in 2007 due to increased debt obligations. The Company also incurred financing and debt discount costs which are being amortized over the life of the related debt obligations of approximately $913,000 for the nine months ended March 31, 2007 as compared to approximately $56,000 for the period ended March 31, 2006 due to the increased debt in the current period. Management believes that revenues will continue to increase as new products are introduced and the Company is able to grow its customer base, and direct costs will decrease as production becomes more automated, allowing operating expenses and indirect costs to be covered and an improvement in the gross margin. Management’s plans in regard to these matters are discussed in more detail above.

Three months ended March 31, 2007 and 2006

REVENUES. Revenues during the three months ended March 31, 2007 were $727,386 as compared to revenues of $124,695 during the three months ended March 31, 2006, an increase of approximately 483%. In the period ended March 31, 2007, revenues were mainly attributable to two new customers in the suncare and skincare industry. In the period ended March 31, 2006, revenues were attributable to two customers, one in the food industry and one in the cosmetic industry.. We believe that our sales will continue to grow in the future as we strengthen our sales force, increase our production capacity as discussed above, with both new and improved equipment, and are able to introduce new products into the market which will enable us to diversify and increase our customer base.

GROSS MARGIN. Cost of revenues - direct costs, which consist of direct labor, overhead and product costs, were $687,057 (94% of revenues) for the three months ended March 31, 2007 as compared to $95,366 (76% of revenues) for the period ended March 31, 2006. The increase for 2007 is a result of the increase in revenues. The increase as a percent of revenues is related to additional labor costs required on one product line which is not yet fully automated and customer chargebacks to the Company mainly for shipping costs due to late production. Cost of revenues - indirect costs, which consist of indirect labor, quality control costs, factory maintenance, product development and depreciation, were $201,008 for the three months ended March 31, 2007 as compared to $143,781 for the period ended March 31, 2006. The increase was due primarily to increased depreciation of approximately $31,000 due to the purchase of more manufacturing equipment and approximately $38,000 in equipment repair and the purchase of small parts as compared to approximately $4,000 in 2006 as the revenues and related production increased. Gross margin was a deficit of $(160,679) for the three months ended March 31, 2007 as compared to a deficit of $(114,452) for the period ended March 31, 2006 representing gross margins of approximately (22)% and (92)% of revenues, respectively. The negative gross margin percentage in both periods is attributable to revenues which could not cover indirect costs. Management believes that these indirect costs, which are primarily related to depreciation and the purchase of small parts and supplies as production increased, will decrease as products become introduced into the marketplace and that revenues will increase to cover these costs. Management also believes direct costs will decrease on a percentage of revenue basis as labor becomes streamlined with the addition of new assembly equipment and that production capacity will increase with the purchase of additional molds with higher cavity production capabilities. Management anticipates that in calendar third quarter 2007 the U.S. facility will become operational and that all production will be fully automated on all product lines with higher production capabilities and lower labor costs. Shipping time will also improve due to the current U.S. customer base, which in the past had lengthy delays due to the use of ocean cargo. In addition, direct material and labor costs will be stabilized as the Company was purchasing from foreign suppliers in the past and subject to foreign currency fluctuations of the Eurodollar.

OPERATING EXPENSES. General and administrative expenses totaled $829,362 for the three months ended March 31, 2007, as compared to $592,512 for the period ended March 31, 2006, an increase of approximately 40%. This increase of approximately $236,000 is primarily attributable to an increase in the royalties due the licensor under contract of $25,000 and an increase in consulting fees of $270,000 as more general consultants were used in 2007 for sales, administrative and development functions. These increases were offset by some decreases mainly in professional fees as costs were higher in 2006 due to ongoing merger and debt negotiations and agreements.

NET LOSS. The net loss during the three months ended March 31, 2007 aggregated $1,972,950 as compared to $813,862 for the three months ended March 31, 2006, an increase of approximately $1,159,000. The increase in net loss is attributable to the increases in general and administrative and cost of revenues as described above. In addition, interest expense increased by approximately $280,000 in 2007 due to increased debt obligations. The Company also incurred financing and debt discount costs which are being amortized over the life of the related debt obligations of approximately $493,000 for the three months ended March 31, 2007 as compared to approximately $15,000 for the period ended March 31, 2006 due to the increased debt in the current period . Management believes that revenues will continue to increase as new products are introduced and the Company is able to grow its customer base, and direct costs will decrease as production becomes more automated, allowing operating expenses and indirect costs to be covered and an improvement in the gross margin. Management’s plans in regard to these matters are discussed in more detail above.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For purposes of rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (“Exchange Act”) the term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. As of the last date of the end of the period covered by this report (“Evaluation Date”), the Company carried out an evaluation under the supervision and with the participation of its Chief Executive Officer and Principal Accounting Officer, who are the same person, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer has concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under and pursuant to the Exchange Act.

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

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits

2.1	Agreement and Plan of Merger by and between the Registrant, Innopump, Inc. and certain shareholders of Innopump dated August 9, 2006 (3)

3.1	Certificate of Amendment to Articles of Incorporation (2)

3.2	Certificate of Amendment to Articles of Incorporation (1)

3.3	Certificate of Amendment to Articles of Incorporation (8)

3.4	Certificate of Change to Articles of Incorporation (8)

4.1
Registration Rights Agreement by and among the Registrant and Mellon HBV Master U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. (collectively referred to as the “Investor”) dated as of August 9, 2006 (3)

4.2	Form of Convertible Note (3)

4.3	Form of Warrant (3)

4.4	Secured Line of Credit Agreement dated as of February 1, 2007 between the Registrant and Fursa Alternative Strategies, LLC (6)

10.1	Note Conversion Agreement between the Company and ODC Partners, LLC (2)

10.2	Amendment No. 1 to Securities Purchase Agreement between the Company and Mellon HBV Master U.S. Event Driven Fund LP and Mellon HBV Master Global Event Driven Fund LP (4)

10.3	Amendment No. 2 to Securities Purchase Agreement between the Company and Mellon HBV Master U.S. Event Driven Fund LP and Mellon HBV Master Global Event Driven Fund LP (5)

10.4	Amendment No. 3 to Securities Purchase Agreement between the Company and Fursa Master Global Event Driven Fund LP (7)

10.5	Supply Agreement dated as of April 20, 2007 between the Registrant and Alltrista Plastics Corporation d/b/a Jarden Plastic Solutions (9)

10.6	Tooling Amortization Agreement dated as of April 20, 2007 between the Registrant and Alltrista Plastics Corporation d/b/a Jarden Plastic Solutions (9)

10.7	Agreement to License dated as of April 20, 2007 by and between Gerhard Brugger, Sea Change Group, LLC and Alltrista Plastics Corporation d/b/a Jarden Plastic Solutions (9)

31	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Filed with the Company’s Form 8-K on August 2, 2006 and incorporated by reference.

(2)	Filed with the Company’s Form 8-K on August 9, 2006 and incorporated by reference.

(3)	Filed with the Company’s Form 8-K on August 11, 2006 and incorporated by reference.

(4)	Filed with the Company’s Form 8-K on October 23, 2006 and incorporated by reference.

(5)	Filed with the Company’s Form 8-K on November 15, 2006 and incorporated by reference.

(6)	Filed with the Company’s Form 8-K on February 7, 2007 and incorporated by reference.

(7)	Filed with the Company’s Form 8-K on February 22, 2007 and incorporated by reference.

(8)	Filed with the Company’s Form 8-K on March 2, 2007 and incorporated by reference.

(9)	Filed with the Company’s Form 8-K on May 4, 2007 and incorporated by reference.

* Filed herewith

(B) Reports on Form 8-K

Current reports on Form 8-K during the quarter ended March 31, 2007 and the subsequent interim period ended May 11, 2007 are as follows:

•
Report on Form 8-K filed with the SEC on February 7, 2007, announcing under Item 1.01 the entering into a Secured Line of Credit Agreement between the Registrant and Fursa Alternative Strategies, LLC and reporting under Item 5.02 the appointment of five (5) Directors.

•	Report on Form 8-K filed with the SEC on February 13, 2007, reporting under Item 5.02 the resignation of a Director.

•	Report on Form 8-K filed with the SEC on February 22, 2007, reporting under Item 1.01 Amendment No. 3 to the Securities Purchase Agreement between the Registrant and Fursa Master Event Driven Fund.

•
Report on Form 8-K filed with the SEC on March 2, 2007, reporting under Item 5.03 amendments to the Articles of Incorporation to change the name of the Registrant, reduce the number of authorized common and preferred shares and effect a one for forty five reduction in the number of shares outstanding by effect of a reverse stock split.

•
Report on Form 8-K filed with the SEC on May 4, 2007, reporting under Item 1.01 the entering into a Supply Agreement and related Tooling Amortization Agreement between the Registrant and Alltrista Plastics Corporation d/b/a Jarden Plastic Solutions.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSADIAL, INC.

	By:	/s/ Geoffrey Donaldson
Chief Executive Officer, Principal Accounting Officer and Director Dated: May 21, 2007