Form 10KSB
period 2007-06-30
VERSADIAL, INC.
filed 2007-10-15
CIK 1118159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-43748

VERSADIAL, INC.
(Name of small business issuer in its charter)

Nevada	11-3535204
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

305 Madison Avenue, New York, NY	10165
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code (212) 986-0886

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001	OTC - BB

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $1,396,251

As of October 12, 2007, there were 15,309,194 shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $7,247,132 based on the closing sales price of the Common Stock of $1.50 per share as quoted on the OTC-BB on such date. Shares of Common Stock held by each officer and director and each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliates is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

Versadial, Inc. and Subsidiaries
Form 10-KSB for the Year Ended June 30, 2007

PART I

Item 1.  DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

All statements other than statements of historical fact included in this report on Form 10-KSB (“report”) including, without limitation, statements under, “Management’s Discussion and Analysis or Plan of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this report, words such as "anticipates", "believes", "could", "estimates", "expects", "may", "plans", "potential" and "intends" and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Among the factors that could cause actual results to differ materially are the following: the  effect of business and economic conditions; the impact of competitive products and their pricing; unexpected manufacturing or supplier problems; unforeseen difficulties and delays in the production of molds and other product development programs; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update forward-looking statements as a result of future events or developments.

OVERVIEW

Versadial, Inc. was originally incorporated in Nevada under the name Carsunlimited.com, Inc. (“CARS”) on March 7, 2000, with a principal business objective to operate an Internet database business involving the automobile industry. On August 9, 2006, Innopump, Inc. d/b/a Versadial, a Nevada Corporation (“Innopump”) and certain of Innopump’s shareholders executed and closed on an Agreement and Plan of Merger (“Merger Agreement”) by and among those parties, us and our subsidiary, Pump Acquisition Corp., ("PAC"). Pursuant to the Merger Agreement, we issued 12,625,243 shares of our common stock to Innopump’s shareholders in consideration of Innopump merging with and into PAC and becoming a wholly-owned subsidiary of ours ("Merger"). The issuance of the 12,625,243 shares (as rounded up) of our common stock resulted in our stockholders retaining approximately 6.75% (914,228 shares) of the outstanding stock and Innopump stockholders receiving approximately 93.25% of the outstanding stock on a pre-diluted basis. The Merger was accounted for as a reverse merger (recapitalization) with Innopump deemed to be the accounting acquirer, and us as the legal acquirer. Accordingly, the historical financial information presented in our financial statements is that of Innopump as adjusted to give effect to any difference in the par value of ours and Innopump’s stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Innopump, the accounting acquirer, have been carried over in the recapitalization. Upon the closing of the Merger, we became a manufacturer, developer and seller of proprietary, variable blend pump dispensers. On March 2, 2007, we changed our name to Versadial, Inc. to capitalize on the awareness of our trademarked name for our products in the marketplace. As used in this report, the term “Versadial” or “Company” includes us and our Innopump subsidiary.

Prior to the transaction, we were a development stage company with limited operations and revenues and only nominal assets. Our intended purpose was to provide website users with the ability to search a database that contained detailed information about the automobile industry, new and used car sales as well as a parts database and extended warranty information from around the world. The service was intended to offer Internet users a quick and easy way to search for automobile related needs according to their interests via the Internet. That business was discontinued as of the closing of the Merger.

Versadial’s business is designed to capitalize on the commercial opportunities for innovation in packaging and dispensing within the consumer products industries. We are engaged in the manufacture of a dual dispenser that enables the user to blend two liquids in varying proportions. Substantially all of our revenues come from wholesale sales and our customers are located both in the United States and in Europe. The dual dispensers are currently manufactured in Germany and are currently being utilized in the food, sun care, skincare, and cosmetic industries. We will begin manufacturing in the United States commencing in the fourth calendar quarter of 2007 and will have operations located both domestically and in Germany for future production.

Innopump, our wholly owned subsidiary, holds the exclusive worldwide license for a patented dual-chambered variable dispensing system for all categories of use, marketed under the registered trademark "Versadial®". The patented system utilizes multiple volumetric pumps, controlled by a rotating head and disc system, providing for the dispensing of precise fixed or variable ratios of two distinct and separate fluids. The Versadial® custom blending dual dispensing head provides consumer packaged goods manufacturers with a new and innovative dispensing technique permitting precision measured blending by the consumer of different lotions, gels, creams, and liquids, or combination thereof.

History and Background

Innopump was incorporated under the laws of the State of Nevada on April 1, 2005. On May 1, 2005, Sea Change Group, LLC, a privately held New York limited liability company (“SCG”) (the “Sub-licensor”) entered into a sub-license agreement with Innopump (the “Sub-licensee”) whereby SCG assigned to Innopump all rights, titles and interests that the Sub-licensor has in the Amended and Restated License Agreement dated January 1, 2003 between SCG and Gerhard Brugger (the “License Agreement”). In consideration for the assignment and patent rights thereunder, Innopump agreed to pay SCG a sublicense fee of $600,000. In addition, Innopump agreed to pay the royalties due under the original Amended and Restated License Agreement either directly to the original licensor or to SCG. Innopump also agreed to pay SCG a royalty of 3% of the first $100 million of gross revenues which was increased to $130 million in July 2006. On September 18, 2007 the agreement was amended to extend the payment dates of the remaining sublicense fee of $450,000, with $300,000 due on December 31, 2007, and $150,000 due on May 1, 2008. On August 11, 2006 in conjunction with the merger, SCG was paid $150,000 as per the terms of the agreement. The Sub License is further described below under “Intellectual Property.”

On May 25, 2005, Innopump acquired all of the assets and assumed certain liabilities of SCG.
This transaction between Innopump and SCG, which are entities under common control, was accounted for in a manner similar to a pooling of interests whereby the assets and liabilities of SCG were transferred to Innopump at historical amounts. Prior to the merger with us, Innopump’s financial statements were prepared as if the transaction had occurred at the beginning of the periods and present the financial data of previously separate entities.

We maintain our principal offices at 305 Madison Avenue, Suite 4510, New York, New York 10165. Our telephone number at that address is (212) 986-0886 and our internet address is www.versadialworld.com.

Our Current Business

Innopump holds the exclusive worldwide license for a patented dual-chambered variable dispensing system for all categories of use, marketed under the registered trademark "Versadial®". The patented system utilizes multiple volumetric pumps, controlled by a rotating head and disc system, providing the dispensing of precise fixed or variable ratios of two distinct and separate fluids. The Versadial® custom blending dual dispensing head provides consumer packaged goods manufacturers with a new and innovative dispensing technique permitting precision measured blending by the consumer of two different lotions, gels, creams, and liquids, or any combination thereof. Please refer to “Intellectual Property” below for a description of the License and Sub-License Agreement.

For many years, consumer packaged goods marketers and manufacturers have been pursuing packaging techniques that offered greater functionality. In particular, many manufacturers attempted to develop products that would provide “customizable” formulas as a means for differentiation and claimed competitive superiority.

In addition to customizable packaging there has been an increasing demand for dual chamber dispensers that segregate ingredients and keep “active ingredients” and “activators” separate until application (hair color, adhesives, etc.). Although there have been several entries into the fixed ratio market, management believes none have offered the features of flexibility and cost advantage of Versadial’s® package.

We believe that there are no known manufacturers of affordable, precision, variable strength dispensers for consumer packages that are competitive to Versadial’s®. Conventional fixed ratio dispensers are not able to satisfy consumer and marketer desire for customization and ingredient segregation. We believe the “fixed ratio” dispensers currently in the market limit the marketer’s ability to present a package customized to line image, lack comparable accuracy in dispensing and do not provide variable dispensing. Versadial® packages meet these requirements.

Currently, we have many variations of the Versadial® product varying in size, nozzle and formula selector:

•
Dispensers: Dispensing heads currently come in three sizes, each size providing different dosage per stroke. Additional sizes can be developed. Examples of applications are listed but are not intended to be comprehensive, as Versadial technology is suitable to any product category within which a blending of different ingredients upon application, or usage, is desired:

•	Small (20mm in diameter) - dosage per stroke .015ml to .030 ml; suitable for lipstick, eye shadow, make-up, skincare, oral care, sun care, adhesives, etc.;

•	Medium (40mm in diameter) - dosage per stroke .2ml to .25ml; suitable for skin care, make-up, sun care, oral care, lubricants, adhesives, etc.;

•	Large (49mm in diameter) - dosage per stroke .65ml to 1.0ml; suitable for hair care, sun care, body care, food products, skin care, etc.

The following table reflects a sample of broad ranges of applications which are not all inclusive:

	VARIABLE STRENGTH	VARIABLE SHADES	VARIABLE SENSORY	INGREDIENT SEGREGATION
BATH&BODY	Fragrance free to Scented Lotion	Tinted Body Lotion	Fresh to Sensual Scents	Exfoliator/Moisturizer

SKIN CARE	Mild to Maximum Acne Care	Tinted Moisturizer	Cooling to Warming	Fresh/Catalytic Actives

SUN CARE	SPF 2 to 30+	Tinted Bronzer	Cooling Gel	Self Tanner Activator

COLOR COSMETICS	Sheer to Opaque	Foundation Light to Dark	Multiple Fruit Flavors	Lip Color/Fixative

HAIR COLOR	Demi to Permanent	Tints and Rinses	Heat Activated	Developer/Pigment

HAIR CARE	Light to Firm Styling	Purify to Moisturize	Warming Treatment	Shampoo/Conditioner

ORAL CARE	Mild to Strong Mouthwash	Toothpaste Colors	Peppermint to Spearmint	Baking Soda/Peroxide

OTC	Gentle to Maximum Pain Relief	Color Coded Cold Medicine	Hot to Cold	Menthol/Capsaicin

FOOD	Mild to Spicy	Color Change	Sweet to Sour	Oil/Vinegar

•	Nozzle options: The Medium and Large size dispensers come with options for single nozzle, dual nozzle, spray nozzle or extended spout;

•	Dispensing Option Selector - Variable Ratio, Fixed Ratio and Multi Fixed Ratio.

We believe our products have applications in a variety of industries, including:

•	Personal Care

•	Over the Counter medications

•	Household

•	Pharmaceutical

•	Automotive

•	Industrial

•	Home Improvement

•	Food Packaging

Marketing and Distribution

We are engaged in the direct selling and marketing of our products and technology to large and small, global, national and regional consumer packaged goods companies.

Throughout the world, we call on major multi-nationals on a direct basis. We supplement our marketing efforts with distribution agreements and with agreements with different sales agents throughout the world.

Our marketing strategy is to introduce our products through major multi-nationals worldwide. Currently our products are used in products sold by Aveeno, a division of Johnson & Johnson; and Playtex, owner of Banana Boat, a suncare brand.

On July 10, 2007 we entered into a Master Supply Agreement with Avon Products, Inc. (“Avon”). Pursuant to the Master Supply Agreement, over the term of the Agreement, we will furnish to Avon, and Avon will purchase from us, seventeen million units of certain of our products. The Agreement shall remain in effect through the second anniversary of the first shipment of such products in commercial production quantities.

 Avon previously had advanced $700,000 to our subsidiary, Innopump, Inc., on September 26, 2006 and an additional $1,000,000 to Innopump, Inc. on May 14, 2007 for funding pre-production tooling and mold expenses so that we could deliver pre-production samples to Avon for its inspection.

Pursuant to the terms of the Credit Memo previously entered into with Avon, we will repay Avon’s advances by a credit against the purchase price of products sold to Avon pursuant to the Master Supply Agreement and pursuant to other agreements that may be entered into between us and Avon, commencing six months after the date of the first shipment of our products to Avon.

Manufacturing

We own a number of sets of molds and assembly tables used in the production and assembly of the parts for each size dispenser. We outsource the use of these assets to established injection molding parts manufacturers for parts production. Currently, all of the injection molders are located in Germany. Our assembly tables are located at an assembly production facility of Holzmann Montague in Marktoberdorf, Germany.

As a matter of corporate policy, we are seeking to enter into multi-year agreements with established manufacturers in both the USA and Europe, to enable us to outsource production while retaining control over the production assets, molds and assembly tables. In furtherance of this objective, we have already entered into the following agreements.

On September 20, 2006, we entered into a 30-month manufacturing agreement with Seidel GmbH & Co. (“Seidel”), an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for us for a new size (20 millimeter) dispenser. We have agreed to place all customer orders relating to the product with the contractor until at least eighty percent (80%) of the manufacturer’s production capacity is utilized based on five (5) days per week, three (3) shifts per day. The molds are being financed by the contractor pursuant to a lease agreement. We have agreed to pay the lease payments or reimburse the contractor for such payments based on the production schedule and lease term. Title to the molds will transfer to us upon final payment. The equipment is capable of producing fifteen (15) million units annually. We anticipate production to begin at Seidel in the fourth calendar quarter of 2007.

On April 24, 2007, we entered into a Supply Agreement and a related Tooling Amortization Agreement with Alltrista Plastics Corporation d/b/a Jarden Plastics Solutions (“Jarden”), a contractor located in the United States. The Supply Agreement provides, among other things, that, over the five year term of the Agreement, we shall purchase from the Supplier no less than 100 million units of our 40 millimeter and 49 millimeter dual chambered dispensing pumps and the Supplier will supply no less than twenty (20) million units annually. These Agreements provide that the Supplier will fund the cost of the injection molding, tooling and automatic equipment necessary to produce the products to be purchased by us. Although financed by the Supplier, the equipment will be owned by us. The cost of the tooling and automatic equipment, with a three (3%) percent per annum interest factor, will be amortized over a period of 18 months against pumps purchased and delivered to us pursuant to the Supply Agreement, with a per unit amortization cost included in the cost price for the pumps. We anticipate the facility becoming fully operational in calendar fourth quarter 2007. In September, 2007, Jarden began to manufacture molded parts but has not yet completed the construction of assembly equipment. We have received firm commitments from several customers for initial production of our 40 millimeter and 49 millimeter dual chambered dispensing pumps and we are currently involved in several development projects with multi-national companies which we believe will result in future orders or supply agreements during the next fiscal year.

We are currently seeking to finalize additional multi-year agreements with established manufacturers in both the USA and Europe, in addition to the agreements referred to above to enable us to outsource production while retaining control over the production assets, molds and assembly tables.

Competition

Although, we are not aware of any direct competition for our type of dual chamber variable dispensing product, there are other dispensing solutions available.

Other manufacturers within the sub-sector of dispensing valves, pumps and other dispensing systems are large multinational companies offering a range of products to all major personal care, pharmaceutical, OTC and food sectors. They include but are not limited to Owens-Illinois, Rexam plc., Aptar, Bespak, 3M, Calmar, Precision, Summit, Coster, Lindal and PAI Partners.

Other manufacturers within the personal care and food packaging sectors are large, well-financed, national and international manufacturers of caps, jars and bottles well as pumps and valves including but not limited to Owen-Illinois, Tetra Pak, Crown, Cork and Seal, Alcan, Rexam plc., Amcor Limited, Toyo Seikan, Ball, Compagnie de Saint-Gobain, and Alcoa.

Nearly all of the other manufacturers have longer operating histories, greater experience, greater name recognition, larger customer bases, greater manufacturing capabilities, and significantly greater financial, technical and marketing resources than we do. Because of their greater resources, other manufacturers are able to undertake more extensive marketing campaigns for their brands and products, and make more attractive offers to potential employees, retail affiliates, and others. Although, we believe our products are superior to any other product currently on the market, we cannot assure you that we will be able to compete successfully against our current or future competitors or that our business and financial results will not suffer from competition.

Principal Suppliers

Currently, we do utilize single source suppliers and manufacturers for several of our components, and are dependent on single sets of molds and assembly tables. Production delays do, and have, occurred as a result of this dependency. We are aggressively acting to expand capacity and eliminate dependency on single source assets, actions we plan to have in place shortly, including the manufacturing agreement described above with Seidel and the Supply Agreement described above with Jarden. Because we have no direct control over our third-party suppliers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary components or products, we may be unable to redesign or adapt our technology to work without such raw materials or products or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs, or quality control problems. Innopump presently designs, creates prototypes and assembles its products at subcontractor facilities located in Germany. Our principal raw materials include plastic resins (polypropylene, high density polyethylene, etc.) The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, market demand, and freight costs. The prices for these raw materials have varied significantly in the past and may vary significantly in the future. We currently utilitze two major injection molders in Germany, Poloplast GmbH and Gepe-Geimuplast GmbH and one assembly facility, Holzmann Montague, also located in Germany. We have no written contracts with these suppliers. All orders are placed on an individual purchase order basis. We anticipate that during the fourth calendar quarter of 2007, the majority of our manufacturing, including both the injection molding and assembly functions, will be outsourced to Jarden in the United States for the 40 millimeter and 49 millimeter dual chambered dispensing pumps and to Seidel in Germany for the new 20 millimeter dispensing pump. We also will retain the services of Holzmann Montague for development projects with new and existing customers, and possibly for assembly of foreign orders or additional production use if necessary.

Major Customers

Customers accounting for 10% or more of revenue for the years ended June 30, 2007 and 2006 are as follows:

	Year ending June 30, 2007	Year ending June 30, 2006

Customer A	$958,000	72,000
Customer B	$385,000	67,000
Customer C	-	27,000
Customer D	-	26,000
	$1,343,000	$192,000

We generated revenues from two customers during fiscal 2007 and four customers during fiscal 2006 aggregating approximately 96% and 86% of total revenues, respectively.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret protection laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. Our licensed product was issued U.S. Patent No. 6,464,107 on October 15, 2002. The patent is owned by Gerhard Brugger, from whom through our sublicense we hold an exclusive license. We have the rights to any extensions or improvements to the patent under the terms of the license agreement to protect our core technologies. We also enter into confidentiality, non-compete and invention assignment agreements with our employees and consultants and nondisclosure agreements with third parties. “Versadial®” is a registered trademark in the United States.

License between SCG and Brugger

In August 2001, SCG entered into the License Agreement with Anton Brugger for the exclusive right to manufacture and sell the dual dispenser. In January 2003, the License Agreement was amended and restated between SCG and Gerhard Brugger, the son of Anton Brugger (the “Licensor”). The term of the amended and restated license agreement remains in effect through December 31, 2024. Gerhard Brugger is also one of our major stockholders. Pursuant to our Sub-licence agreement with SCG, we agreed to make all payments due by the Licensee (SCG) to Licensor under the License Agreement.

The License Agreement calls for royalties to be paid to the Licensor of 30% of our gross revenues with respect to sublicensing agreements in which the Licensee does not manufacture the dispenser. With respect to the sale of the dispenser and products derived thereof, rates will vary between 5% and 8.5%.

To maintain its exclusive rights, the Licensee will also be obligated to pay a “Minimum Royalty” which is paid in monthly equal installments in advance. Aggregate future minimum royalty payments are as follows:

For the year ending June 30,	Minimum Royalty

2008	$450,000
2009	525,000
2010	575,000
2011	625,000
2012	675,000
2013 and thereafter	12,650,000
$15,500,000

In addition to the minimum royalty payment, the Licensee will also pay to the Licensor $7,000 per month from inception of the License Agreement through June 2004 and $12,500 per month from July 2004 through the duration time that technical support is required by the Licensee. The payments for technical support may be terminated at any time by either party upon written notice delivered at least three months prior to termination.

Royalty and technical support expenses aggregated $500,000 and $400,000 for the years ended June 30, 2007 and 2006, respectively. At June 30, 2007, the Licensor was due approximately $432,000 in past due royalties.

On September 18, 2007, the Licensor signed a waiver of defaults whereby royalty payments in arrears due through June 30, 2007 of $432,000 would be paid as follows: 5% of any proceeds received from a capital raise between $1 million and $2 million and 10% of everything over $2 million in proceeds until the entire amount of the past due royalty is paid in full. In calculating the proceeds of a capital raise, (i) any bridge loans raised prior to completion of a capital raise and to be and actually paid out of the capital raise, and (ii) any debt converted into the capital raise shall not be deemed to be proceeds. We shall have the right to pre-pay any of the past due royalties at any time without premium or penalty.

In addition, the licensor agreed to accept royalties as calculated on actual shipments after June 30, 2007 through June 30, 2008 to be paid monthly and the cumulative difference between minimum monthly royalties and actual monthly royalties to be paid no later than June 30, 2008 unless the Licensor and Licensee have entered into a written agreement prior to that date providing for an alternate payment schedule; and if the past due royalties are not fully paid prior to June 30, 2008, then the parties agree to, in good faith negotiations, negotiate a further arrangement to fully repay any such balance based on cash flow projections prior to June 30, 2008 as long as the technical consultant payments are made in accordance with the License Agreement.

Sublicense Agreement with SCG

On May 1, 2005, SCG (the “Sub-licensor”) entered into a sub-license agreement with Innopump (the “Sub-licensee”) whereby SCG assigned to Innopump all rights, titles and interests that the Sub-licensor has in the Amended and Restated License Agreement dated January 1, 2003 between SCG and Gerhard Brugger. The sub-license agreement transferred to Innopump the right to manufacture and distribute the dual dispenser. The sub-license agreement remains in effect through December 31, 2024. In consideration for the assignment and patent rights thereunder, Innopump agreed to pay SCG a sublicense fee in the aggregate of $600,000. In addition Innopump agreed to pay the royalties due under the original Amended and Restated License Agreement either directly to the original licensor or to SCG. Innopump also agreed to pay SCG a royalty of 3% of the first $100 million of gross revenues which was increased to $130 million in July 2006. On September 18, 2007 the agreement was amended to extend the payment dates of the remaining sublicense fee of $450,000, with $300,000 due on December 31, 2007, and $150,000 due on May 1, 2008. On August 11, 2006 in conjunction with the merger, SCG was paid $150,000 as per the terms of the agreement .

We may at times be involved in litigation based on allegations of infringement or other violations of intellectual property rights. Furthermore, the application of laws governing intellectual property rights in foreign countries is uncertain and evolving and could involve substantial risks to us.

Government approval and regulation of the registrant’s principal products or services

There is no required government regulation with respect to our products at this time. While some applications which utilize our dispensing system may fall under the jurisdiction of the Food and Drug Administration (“FDA”), we are not currently manufacturing any such finished product and are thereby exempt from the FDA filing of any regulatory submissions and/or pre-market notification requirements (this would include 510K, NDA and PMA submission). With respect to registering the manufacturing facility with the FDA under the Code of Federal Regulations, 21 CFR 820.1, Scope: Part A, it is stated that the regulation does not apply to manufacturers of component parts of finished devices. If at any time in the future we manufacture products which would require such filings or registration, we will take the appropriate steps to comply.

Costs and effects of compliance with environmental laws

We incurred no capital or other expense with respect to compliance with environmental laws to date.

Employees

Currently, we have 7 employees in the U.S., all of which are full time employees. Management believes that relations with its employees are good. In addition, we have 3 full time consultants overseas utilized for administration, operations and technical consulting.

RISK FACTORS

You should carefully consider the factors described below and other information contained in this report on Form 10-KSB (“Report”). If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. Please refer to “Special Note Regarding Forward-Looking Statements” included elsewhere in this report.

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. Our dispenser business conducted under the trademark Versadial® commenced operations in 2002 and has yet to achieve profitability. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries. Some of these risks and uncertainties relate to our ability to:

•	gain market acceptance for our products, including educating potential clients about the advantages of packaging their liquid products in our dispensers;

•	upgrade our technology to support additional research and development of new products.

•	respond to competitive market conditions;

•	respond to changes in our regulatory environment;

•	manage risks associated with intellectual property rights;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business; and

•	attract, retain and motivate qualified personnel.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected. We may not be successful in building our customer base and product line or the capital available to us may not be sufficient to fund current operations and the necessary capital expenditures until such time that our revenues increase. If we are unsuccessful in building our customer base or are unable to obtain additional financing on favorable terms there could be a material adverse effect on our financial position, results of operations and cash flows.

We will need additional capital in order to continue our operations, which may not be available to us.

For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow from operations, our cash on hand, the net proceeds from our recent financings, including supplier financed equipment, and from additional financings. We believe we will need additional funds to continue our operations until such time revenues increase, for capital expenditures, to pursue business opportunities (such as expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our current products, license new products or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business and the value of your shares. If we choose to raise additional funds through the issuance of equity securities, you may experience significant dilution of your ownership interest, and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could substantially limit our flexibility in making business decisions, including the payment of dividends.

In order to purchase equipment or fund operations, we may issue additional debt instruments or preferred stock, which will have a senior claim on our assets in the event of a sale of assets. Debt service may cause a strain on our cash flow and impair our business operations.

Our activities have not yet resulted in significant sales and have resulted in an accumulated deficit from inception to June 30, 2007 of approximately $14.8 million.

For the years ended June 30, 2007 and June 30 2006, we had net losses of $7.9 million and $3.2 million, respectively. For the years ended June 30, 2007 and June 30, 2006, we had negative cash flows from operations of $3.0 million and $2.1 million respectively.

From our inception to June 30, 2007 our aggregate sales have been approximately $3.5 million and we have incurred a net loss of approximately $14.8 million. While we have commenced sales of our products, in order to achieve and maintain profitability, we must, among other things, maintain and increase our customer base, increase our rate of growth, implement and successfully execute our business and marketing strategies, continue to develop and upgrade our technology, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. We may not be successful in accomplishing all or some of these goals and our failure to do so could have a material adverse effect on our business, results of operations and financial condition.

Our independent auditors have issued a qualified report with respect to our ability to continue as a going concern.

Our independent public accountants have issued a report relating to our audited financial statements which contains a qualification with respect to our ability to continue as a going concern because, among other things, such ability is dependent upon our generating profits or obtaining the necessary financing to meet our obligations and repay our liabilities from normal business operations. Our Versadial® product may not be accepted or provide a marketable advantage, and therefore, the commercialization of our product may not be sufficient to sustain our business.

We could fail to retain or attract key personnel.

Our future success depends, in significant part, on the continued services of Geoffrey Donaldson, our Chief Executive Officer, and Gerhard Brugger, the inventor of the dual chamber dispenser technology, who serves as a technical consultant, both of whom possess extensive expertise in various aspects of the packaging, cosmetic and dispenser industry. We may not be able to find appropriate replacements for any of our key personnel. Any loss or interruption of the services of our key personnel could adversely affect our ability to develop and execute our business plan. It could also result in our failure to create and maintain relationships with strategic partners that may be critical to our success. We intend to enter into an employment agreement with Mr. Donaldson but have yet to do so. We presently maintain a key-man life insurance policy on Mr. Brugger in the amount of $3 million.

Our business is dependent upon intellectual property rights licensed from third parties.

We do not own the patent rights that cover our Versadial® product. We sublicense these patent rights from our affiliate, Sea Change Group, LLC (“SCG”), which in turn licenses the patent from Gerhard Brugger. Our license rights could be terminated if we fail to meet our obligations under the license agreement with Mr. Brugger as to royalty payments. We were in arrears, as of June 30, 2007, of royalty payments in the aggregate of $432,000 for which we have received a waiver as described above under “Intellectual Property”. In addition, our license rights may be diluted or compromised if Mr. Brugger fails to vigorously pursue patent infringement actions. Our competitive advantage would be lost if these patents were found to be invalid in the jurisdictions in which we sell or plan to sell our products. In addition, our revenues would be materially adversely affected if our licensed intellectual property were found to infringe the intellectual property rights of others, in which event we may be prevented from marketing our products. Any measures we implement may not be sufficient to protect our intellectual property rights.

We may not be able to effectively protect our intellectual property rights.

We regard certain aspects of our products and technology as proprietary. We have taken steps to protect them with patents and restrictions on disclosure and other methods. Despite these precautions, we cannot be certain that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar products, services and technology. Any infringement, misappropriation or independent development could harm our business and future financial results.

We may file patent applications for certain other aspects of our technology and processes other than the dual chambered dispenser, but these may not be issued to us, and if issued, may not protect our intellectual property from competition which could seek to design around or invalidate these patents. Our failure to adequately protect our proprietary rights in our products, services and technology could harm our business by making it easier for our competitors to duplicate our products.

We may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend ourselves from claims of infringement, invalidity or unenforceability. Litigation may be expensive and divert resources even if we win. This could adversely affect our business, financial condition and operating results.

We may encounter difficulties in manufacturing our products.

Before our products can be profitable, they must be produced in commercial quantities in a cost-effective manufacturing process that complies with regulatory requirements, including production and quality control regulations.  If we cannot arrange for or maintain commercial-scale manufacturing on acceptable terms, or if there are delays or difficulties in the manufacturing process, we may not be able to obtain regulatory approval or meet demand for our products. Production of our products could require raw materials which are scarce or which can be obtained only from a limited number of sources.  If our manufacturers were unable to obtain adequate supplies of such raw materials, the development, regulatory approval and marketing of our products could be delayed.

Increasing competition could adversely affect our market share and financial performance.

We expect competition from various other companies to occur and grow. Many of our potential competitors are more established than we are and have greater financial resources than we do. Some of our competitors have greater marketing capabilities and technological and personnel resources than we do. As a result, compared to us, these competitors may:

•	develop and expand their offerings more quickly;

•	adapt more swiftly to new or emerging technologies;

•	take advantage of acquisitions and other opportunities more effectively;

•	devote more resources to sales and marketing; and

•	more effectively use existing relationships with clients and strategic partners with recognized brand names to market and sell their products.

We may not be able to keep up with rapid technological changes, which could adversely affect the sales of our products .

The packaging industry is characterized by varying usage and client requirements and preferences, frequent introduction of products embodying new technologies and the emergence of new industry standards and practices that could render our existing technology obsolete. Our future success will depend on our ability to enhance and improve the responsiveness, functionality, accessibility and features of our products. We may not be able to expand and upgrade our technology or successfully integrate new technologies we develop in the future to accommodate such increases in a timely manner. The failure to upgrade our technology or successfully integrate new technologies could adversely effect the sale of our products.

We may not effectively manage our growth, and failure to do so could have a material adverse effect on our business, financial condition and operating results.

In order to achieve the critical mass of business activity necessary to successfully execute our business plan, we must significantly increase the number of customers that use our products. This growth will place significant strain on our personnel, systems and resources. We cannot be sure that we will manage our growth effectively, and our failure to do so could have a material adverse effect on our business, financial condition and operating results. Growth will require us to improve management, technical information and accounting systems, controls and procedures. We may not be able to maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth. If we do not maintain the quality of our operations, control our costs, continue complying with all applicable regulations and expand our internal management, technical information and accounting systems in order to support our desired growth, we may not be able to deliver our products in compliance with their specifications or manufacture and distribute them at prices that are profitable for us.

If we were successfully sued for product liability, we could face substantial liabilities that may exceed our resources.

We may be held liable if any of our Versadial® products or any other product we develop, causes injury during manufacturing, marketing, sale or use. These risks are inherent in the development of consumer-oriented products. We currently have $1 million in product liability insurance and an additional $10 million of insurance coverage under an umbrella policy. This may not be sufficient with respect to potential product liability. If we choose to obtain additional product liability insurance but cannot obtain sufficient coverage to protect against potential product liability claims, the commercialization of products that we develop may be prevented or inhibited. If we are sued for any injury caused by our products, our liability could exceed our total assets.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under federal securities laws. The Securities and Exchange Commission (the “SEC”), as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the Registrant’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the Registrant’s internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-KSB for the fiscal year ending June 30, 2009. We may conclude that our internal controls over our financial reporting are not effective. Moreover, even if we conclude that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Item 2.  DESCRIPTION OF PROPERTY

Our headquarters are currently located in approximately 4,500 square feet of leased office space at 305 Madison Avenue, New York, New York 10165. The balance of our operations are conducted by third party subcontractors. We own all the molds and assembly equipment utilized in our manufacturing process located at these vendors.

In the opinion of management, our property is adequately covered by insurance. The molds and manufacturing equipment utilized in our operations are in good working order, normal wear and tear excepted. Our property is subject to liens in favor of the Investor and Lender.

Item 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year ended June 30, 2007 to a vote of our security holders.

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock is traded on the Over-The-Counter Bulletin Board under the symbol VSDL since March 2, 2007. Previously our stock traded under the symbol CAUL on the Over-The-Counter Bulletin Board. The following table sets forth the high and low sales prices for our common stock for the fiscal quarter indicated. The bid prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions. The prices reflect the one for forty-five reverse stock split that took effect on March 2, 2007.

		High	Low
2006	First Quarter Second Quarter Third Quarter Fourth Quarter	4.50 5.40 4.95 4.50	2.25 2.25 2.25 2.25
2007	First Quarter Second Quarter Third Quarter Fourth Quarter	3.60 5.40 4.05 2.00	1.80 1.35 1.13 1.10

(b) As of October 12, 2007, we estimate that there are approximately 178 shareholders of record, including shareholders whose shares are held in the name of their brokers or stock depositories.

(c) We have never paid any dividends on our common stock or preferred stock. We do not anticipate paying any dividends on any class of stock in the foreseeable future.

Item 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Management’s Discussion and Analysis or Plan of Operation contain “forward-looking statements” within the meaning of Section 23E of the Securities Exchange Act of 1934, as amended, including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated previously under the headings “Forward-Looking Statements” and “Risk Factors”.

All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with the consolidated financial statements and the related notes in this 10-KSB.

OVERVIEW

Versadial, Inc. was originally incorporated in Nevada under the name Carsunlimited.com, Inc. (“CARS”) on March 7, 2000, with a principal business objective to operate an Internet database business involving the automobile industry. Prior to August 9, 2006, we were a development stage company with limited operations and revenues and only nominal assets. Our intended purpose was to offer users the ability to search a database that contained products and information about the automobile industry, new and used car sales (classified ads), as well as automotive products such as extended warranty information and anti-theft body part marking.

On August 9, 2006, we executed an Agreement and Plan of Merger (“Merger Agreement”) with PAC, our wholly-owned subsidiary, Innopump, a Nevada corporation which was formed on April 1, 2005, and certain Innopump stockholders. Pursuant to the merger contemplated by the Merger Agreement, Innopump became a wholly-owned subsidiary of ours ("Merger").

Innopump, our wholly owned subsidiary, holds the exclusive worldwide license for a patented dual-chambered variable dispensing system for all categorizes of uses, marketed under the registered trademark "Versadial®". The patented system utilizes multiple volumetric pumps, controlled by a rotating head and disc system, providing the dispensing of precise fixed or variable ratios of distinct and separate fluids. The Versadial® custom blending dual dispensing head provides consumer packaged goods manufacturers with a new and innovative dispensing technique permitting precision measured blending by the consumer of different lotions, gels, creams, and liquids, or combination thereof.

Versadial’s business is designed to capitalize on the commercial opportunities for innovation in packaging and dispensing within the consumer products industries. We are engaged in the manufacture of a dual dispenser that enables the user to blend two liquids in varying proportions. Substantially all of our revenues come from wholesale sales and our customers are located both in the United States and in Europe. The dual dispensers are currently manufactured in Germany and are currently being utilized in the food, sun care, skincare, and cosmetic industries. We will begin manufacturing in the United States commencing in the fourth calendar quarter of 2007 and will have operations located both domestically and in Germany for future production.

On March 2, 2007, we changed our name to Versadial, Inc. (“Versadial” or “the Company”) to capitalize on the awareness of our trademarked name for our products in the marketplace.

Our fiscal year ends on June 30, and therefore references to fiscal 2007 and 2006 refer to the fiscal years ended June 30, 2007 and June 30, 2006, respectively. Our fiscal year end was December 31, which was changed to June 30 to conform to the year end of Innopump, the accounting acquirer as a result of the Merger.

The common stock and per share information have been retroactively adjusted to give effect to the reverse merger on August 9, 2006 and to give effect to the one for forty-five reverse stock split that became effective on March 2, 2007.

Recent Developments

The following developments took place during the past fiscal year and subsequent to June 30, 2007:

~~•~~
On August 9, 2006, concurrent with the merger closing, we sold 10% senior redeemable convertible debt (“Convertible Debt”) in the principal amount of $7.5 million to Mellon HBV Master U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. Fund (now known as Fursa Master Global Event Driven Fund, LP, and referred to herein as the “Investor”) under the terms of a Securities Purchase Agreement in exchange for $7.5 million in cash. The Convertible Debt matures 30 months after the date of issuance (“Maturity Date”) and bears interest at 10% per annum. We do not have the option to prepay the Convertible Debt prior to the Maturity Date and must redeem 100% of the Convertible Debt, unless earlier converted, for an amount equal to 120% ($9.0 million) of the outstanding principal plus accrued but unpaid interest, on the Maturity Date. The proceeds from the Convertible Debt were used for working capital, capital expenditures, mandatory debt repayment, and general corporate purposes.

•
On September 20, 2006, we entered into a 30-month manufacturing agreement with Seidel GMBH, an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for us for a new size (20 millimeter) dispenser. We will place all customer orders relating to the product with the contractor until at least eighty percent (80%) of the manufacturer’s production capacity is utilized based on five (5) days per week, three (3) shifts per day. The agreement calls for us to make payments in the aggregate of approximately $780,000 for preproduction molds and $3.2 million for the required production molds. Title of the molds will transfer to us upon final payment. As of June 30, 2007, the preproduction molds were complete and placed in service. We paid an aggregate of approximately $529,000 for the preproduction molds prior to their completion and financed the balance of approximately $251,000 under the terms of a capital lease obligation. As of June 30, 2007, the Company has made payments of approximately $1.9 million for the production molds. Upon completion of construction of the production molds, approximately $1.2 million of balance will be financed through a capital lease.

In conjunction with the above manufacturing agreement, we also ordered related assembly equipment from a vendor in the amount of approximately $1.2 million. We have made payments of approximately $401,000 as of June 30, 2007.

•
On February 1, 2007, we entered into a $3.0 million Secured Line Of Credit Agreement (“Credit Agreement”) with Fursa Alternative Strategies, LLC (referred to herein as the “Lender”). The line is due on February 1, 2008 but may be extended for an additional 3 months. The line bears interest at a rate equal to the three month LIBOR rate plus 700 basis points (12.4% at June 30, 2007). At June 30, 2007, the Company had drawn an aggregate of $3.0 million of the available line. On July 9, 2007, the Credit Agreement was amended to (i) increase the amount of the line of credit available to us from $3.0 million to $4.0 million and (ii) waive certain default provisions required by the original Credit Agreement. In August 2007, the Lender agreed to convert $2.0 million of the outstanding principal balance to equity at a conversion price of $1.7662 per share for an aggregate of 1,132,375 shares.

•
On April 24, 2007, we entered into a Supply Agreement and a related Tooling Amortization Agreement with Alltrista Plastics Corporation d/b/a Jarden Plastic Solutions, an outside contractor located in the United States (the “Supplier”). The Supply Agreement provides, among other things, that we, over the five year term of the Agreement, will purchase from the Supplier no less than 100.0 million units of our 40 millimeter and 49 millimeter dispensers.

These Agreements provide that the Supplier will fund the estimated $4.3 million cost of the injection molding, tooling and automatic equipment necessary to produce the products to be purchased by us. Although financed by the Supplier, the equipment will be owned by Versadial. We will capitalize the related equipment at inception of production which is anticipated to begin in the fourth calendar quarter of 2007. The cost of the tooling and automatic equipment, with a three (3%) percent per annum interest factor, will be amortized over a period of 18 months against dispensers purchased and delivered to us pursuant to the Supply Agreement, with a per unit amortization cost included in the cost price for the dispensers.

•
On July 10, 2007 we entered into a two-year Master Supply Agreement with Avon Products, Inc. (“Avon”), a consumer products company for seventeen million units of certain of our products. The Agreement will remain in effect through the second anniversary of the first shipment of such products in commercial production quantities.

Pursuant to the terms of a Credit Memo previously entered into with Avon, we will repay Avon’s $1.7 million advances by a credit against the purchase price of products sold to Avon pursuant to the Master Supply Agreement and pursuant to other agreements that may be entered into between Versadial and Avon, commencing six months after the date of the first shipment of products to Avon. We anticipate that the exclusive supply relationship with Avon will consume all available manufacturing capacity of the specially designed 20mm pump through the first year. We anticipate production to begin in late calendar year 2007.

•
On August 30, 2007, with the consent of the Investor, we entered into a Securities Purchase Agreement whereby we could sell 8% promissory notes (“Notes”) in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of Notes. The Notes are due upon the earlier of (a) six months following the final closing of the Notes, (b) the date on which the we receive no less than $4.0 million in gross cash proceeds from the closing of a private offering of our equity securities or (c) on the date we close on a rights offering. As of October 4, 2007, we have received net proceeds of approximately $1.1 million from the sale of the Notes of which $900,000 was received from a related party.

Critical accounting policies and estimates

Our consoldiated financial statements are impacted by the accounting policies used, and the estimates and assumptions made, by management during their preparation. A summary of the significant accounting policies can be found in the Notes to the Consolidated Financial Statements. Presented below is a description of the accounting policies that we believe are most critical to understanding the consolidated financial statements.

Basis of Presentation

Our fiscal year ends on June 30, and therefore references to fiscal 2007 and 2006 refer to the fiscal years ended June 30, 2007 and June 30, 2006, respectively. Our fiscal year end was December 31, which was changed to June 30 to conform to the year end of Innopump, the accounting acquirer.

Our consolidated financial statements reflect the historical results of the predecessor entity, Innopump, prior to August 9, 2006 and the consolidated results of the operations of Versadial subsequent to the acquisition date of August 9, 2006.

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

We are the primary beneficiary of SCG under FIN 46R. SCG, as a result of the business acquisition described previously, is no longer an operating entity and is dependent on us for all of its income consisting of future royalties and license fees. The consolidated financial statements include the accounts of Versadial and SCG. All intercompany transactions and balances have been eliminated in consolidation.

Depreciation and Amortization

Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. We provide for depreciation and amortization over the following estimated useful lives:

Machinery and equipment	7 Years
Molds	2-3 Years
Computer equipment	3 Years

Costs of maintenance and repairs are expensed as incurred while betterments and improvements are capitalized.

Revenue Recognition

Revenues are generally recognized at the time of shipment. Deposits are required deposits from certain customers which are recorded as current liabilities until the time of shipment. All shipments are picked up by the customers freight forwarders and are F.O.B. from our manufacturer. We bear no economic risk for goods damaged or lost in transit.

Impairment of Long-Lived Assets

Certain long-lived assets are reviewed at least annually to determine whether there are indications that their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". We consider assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Foreign Currency Transactions

We comply with SFAS No. 52 “Foreign Operations and Currency Translation”. All foreign currency transaction gains and losses are included in our net income (loss) in the period the exchange rate changes.

Fair Value of Financial Instruments

The fair value of our assets and liabilities, which qualify as financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," approximate the carrying amounts presented in the consolidated balance sheet.

Derivative Financial Instruments

We account for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". These non -hedging contracts accounted for in accordance with EITF No. 00-19 include freestanding warrants and options to purchase our common stock as well as embedded conversion features that have been bifurcated from the host financing contract in accordance with the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Under certain circumstances that could require us to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in our consolidated statements of operations.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, an Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We do not expect the new standard to have any material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R).  SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for us for the fiscal year ending on June 30, 2007.  The requirement to measure plan assets and benefit obligations as of the date of our fiscal year-end balance sheet is effective for us for the fiscal year ending June 30, 2009.  We do not expect the new standard to have any material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be our fiscal year beginning July 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

RESULTS OF OPERATIONS

Executive Summary

The table below sets forth a summary of financial highlights for the two years ended June 30, 2007:

Overall, our revenue grew substantially by 525% during the current year as our operations began to grow in the skincare and cosmetic sectors. Our direct costs exceeded our revenues due to several factors, which were primarily the need for manual labor of certain functions, the unfavorable Euro/US Dollar currency exchange fluctuation, the purchase of new assembly equipment which had some startup production problems, and customer chargebacks for shipping costs due to late production. Our indirect costs increased due to higher depreciation expenses in the current year on capital acquisitions, costs for prototype samples for new customers and products, and equipment repair and maintenance. Our revenues did not increase enough to cover these costs. Our general expenses increased as we started in the current fiscal year to grow our business for the future as related both to administrative expenses and developmental costs. Our interest expense increased due to the increase in debt obligations which were incurred for future growth including capital expenditures and for ongoing expenses. These changes are explained in more detail below.

Our focus for the coming fiscal year will be to grow our revenue and decrease our direct costs per unit which we believe will be accomplished as our new 20mm product line is completed and manufacturing should begin in late calendar 2007 at Seidel in Germany. We estimate we will be able to produce approximately 15 million units annually of this product. In addition, we believe the completion of our new U.S. based facility for our 40 and 49mm product line will enable us to increase production with substantially all new automated molds and assembly equipment. This should also begin in late calendar 2007 at Jarden. We estimate we will be able to produce approximately 20 million units annually of these products. We have commitments from several multi-national customers for in excess of 20 million units at the current time for our various products. We also anticipate improving our costs and margins as both the injection molding and assembly functions will be performed together at both of these new subcontractor facilities and we will be better able to manage our costs as they will be on a per piece basis. Additionally, we will retain the services of Holzmann Montague, our previous assembly facility, for development projects with new and existing customers, and possibly for assembly of foreign orders or additional production use if necessary.

For the year ended June 30,	2007	2006	CHANGE

Net revenues	$1,396,251	$223,404	525%

Cost of revenues
Direct costs	1,592,462	170,163	836%
Indirect costs	820,474	509,410	61%
	2,412,936	679,573	255%
Gross margin	(1,016,685)	(456,169)	123%

Operating expenses
General and administrative	3,153,936	2,240,987	41%
Loss from operations	(4,170,621)	(2,697,156)	55%

Other income (expenses)
Sublease income, affiliates	12,315	28,564	-57%
Interest and other expense	(1,391,166)	(268,493)	418%
Interest expense, related parties	(101,655)	(148,810)	-32%
Amortization of debt discount	(778,137)	-
Amortization of financing costs	(485,706)	(71,279)	581%
Loss on derivative financial instruments	(991,916)	-
Loss on foreign currency exchange	(35,460)	(1,618)	2092%
	(3,771,725)	(461,636)	717%
Net loss	$(7,942,346)	$(3,158,792)	151%

REVENUES. During the year ended June 30, 2007, we had revenues of $1,396,251 as compared to revenues of $223,404 during the year ended June 30, 2006, an increase of approximately 525%. In 2007, 96% of the revenue was primarily attributable to two customers in the suncare and skincare industry. In 2006, approximately 86% of the revenue was attributable to four customers in the food and cosmetic industries. As discussed above, we anticipate our revenues to continue to increase in the coming fiscal year.

GROSS MARGIN. Cost of revenues - direct costs, which consist of direct labor, overhead and product costs, were $1,592,462 (114% of revenues) for the year ended June 30, 2007 as compared to $170,163 (76% of revenues) for the year ended June 30, 2006. The increase for 2007 is a result of the increase in revenues. The increase as a percent of revenues resulting in a negative gross margin is related to higher production costs in 2007. Our direct costs exceeded our revenues due to several factors, which were primarily the need for manual labor of certain functions on the 40mm line, the unfavorable Euro fluctuation due to foreign operations and U.S. customers, the purchase of new assembly equipment with which we had some startup production problems resulting in rework costs, and customer chargebacks for shipping costs due to late production. Cost of revenues - indirect costs, which consist of indirect labor, quality control costs, factory maintenance, product development and depreciation, were $820,474 for the year ended June 30, 2007 as compared to $509,410 for the year ended June 30, 2006. The increase was due primarily to increased depreciation of approximately $194,000 due to the purchase of more manufacturing equipment and additional costs for product design including samples and prototype parts, and additional labor for testing and development in 2007 as compared to 2006. Gross margin was a deficit of $(1,016,685) for the year ended June 30, 2007 as compared to a deficit of $(456,169) for the year ended June 30, 2006, representing gross margins of approximately (73) % and (204) % of revenues, respectively. We believe that indirect costs, which are primarily related to depreciation and the development of the 20mm dispenser, will decrease as this product is introduced into the marketplace and as revenues increase to cover these costs. We also believe direct costs should decrease on a percentage of revenue basis as discussed above when our new facilities become operational in late 2007 as both our capacity and production capabilities will increase and we will become more cost efficient.

OPERATING EXPENSES. General and administrative expenses totaled $3,153,936 for the year ended June 30, 2007, as compared to $2,240,987 for the year ended June 30, 2006, an increase of approximately 41%. This increase of approximately $913,000 is primarily attributable to an increase in the technical consultant fee and royalties due the licensor under contract of $100,000, an increase in consulting fees of $701,000 as more general consultants were used in 2007 for sales, design work and other administrative functions, and an increase in salaries of $140,000 we added to our financial and sales staff. The balance of the change was comprised of increases in various costs due to the growth of our operations and a decrease in professional fees as we had higher legal and audit costs in the prior year due to the anticipated merger which occurred in August 2006.

NET LOSS. We had a net loss of $7,942,346 for the year ended June 30, 2007 as compared to $3,158,792 for the year ended June 30, 2006, an increase of approximately $4,783,000. The increase in net loss is attributable to the increases in general and administrative and cost of revenues as described above. In addition, interest expense increased by approximately $1,076,000 in 2007 due to increased debt obligations and amortization of financing costs increased by approximately $415,000 in conjunction with these debt obligations. We believe that revenues should increase in the coming fiscal year as we introduce our new product line and are able to grow our customer base, and direct costs should decrease as production becomes more automated and diversified in both the U.S. and in Germany, allowing operating expenses to decline on a per piece basis and indirect costs to be covered.

Liquidity and Capital Resources

The following table sets forth our working capital deficit as of June 30, 2007:

At June 30,
2007

Current assets	$1,000,504
Current liabilities	7,485,455

Working capital deficit	$(6,484,951)

At June 30, 2007, we had incurred cumulative losses of approximately $14.8 million since inception and $7.9 million for the year ended June 30, 2007. We have a working capital deficit of approximately $6.5 million and a stockholders’ deficit of approximately $13.3 million as of June 30, 2007.

During the year ended June 30, 2007, we utilized cash of approximately $3.0 million for operating activities primarily due to the revenues not yet great enough to cover general and administrative expenses and indirect costs. We utilized cash of approximately $3.8 million from investing activities primarily to purchase molds and equipment. We received cash from financing activities of approximately $6.0 million from the merger, the secured credit line and a customer advance. These funds were utilized to purchase equipment and cover operating costs.

At June 30, 2007, current liabilities are approximately $7.5 million which includes $1.5 million due to shareholders on October 31, 2007 which we believe will be extended prior to maturity. Current liabilities also include approximately $3.0 million (before debt discount) due under the line of credit due on February 1, 2008. The $3.0 million line of credit was increased to $4.0 million on July 9, 2007, which we used to fund operations. In August 2007, the Lender agreed to convert $2.0 million of the outstanding principal balance to equity. The remaining $2.0 million balance is due on February 1, 2008. Current liabilities also include approximately $700,000 of interest payable on our secured debt which was converted to equity on the due date August 9, 2007. Approximately $432,000 in current liabilities relates to minimum royalties due to the Licensor, pursuant to the License Agreement, which are in arrears. On September 18, 2007, the Licensor signed a waiver of defaults whereby royalty payments in arrears due through June 30, 2007 of $432,000 would be paid as follows: 5% of any proceeds received from a capital raise between $1 million and $2 million and 10% of everything over $2 million in proceeds until the entire amount of the past due royalty is paid in full. In calculating the proceeds of a capital raise, (i) any bridge loans raised prior to completion of a capital raise and actually paid out of the capital raise, and (ii) any debt converted into the capital raise shall not be deemed to be proceeds. In addition, the Licensor agreed to accept royalties as calculated on actual shipments after June 30, 2007 through June 30, 2008 to be paid monthly and the cumulative difference between minimum monthly royalties and actual monthly royalties to be paid no later than June 30, 2008 unless the Licensor and Licensee have entered into a written agreement prior to that date providing for an alternate payment schedule; and if the past due royalties are not fully paid prior to June 30, 2008, then the parties agree to, in good faith negotiations, negotiate a further arrangement to fully repay any such balance based on cash flow projections prior to June 30, 2008 as long as the technical consultant payments are made in accordance with the License Agreement. The balance of current liabilities consists primarily of accounts payable and other expenses.

On August 30, 2007, with the consent of the Investor, we entered into a Securities Purchase Agreement whereby we could sell 8% promissory notes in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of notes. The notes are due upon the earlier of (a) six months following final closing under the Purchase Agreement, (b) the date on which we receives no less than $4.0 million in gross proceeds from the closing of a private offering of our equity securities or (c) on the date we close on a rights offering. As of October 4, 2007, we have received net proceeds of approximately $1.1 million from the sale of the notes of which $900,000 was received from a related party. These funds were used for current operating costs and capital expenditures.

We recognize that we must generate additional revenue and sufficient gross profit margins to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base capitalizing on successful product introductions in 2007 resulting in anticipated volume increases of more than 200%, or five (5) million pieces per annum for 2008 and 2009, from current customers; the addition of firm commitments from new customers totaling more than twenty (20) million units for the combined 2008 and 2009 seasons; the solidification of high potential customer interest equivalent to an additional twenty (20) million units for the same period deliverable upon demonstration of ability to manufacture; the realization that the above production is coming from a limited amount of potential customers whose demand is so great it may limit our opportunity to create capacity for other interested customers, and the resultant focus by us to identify production partners who will fund manufacturing equipment in consideration for customer commitment. In addition, we are commencing production at Jarden, a domestic manufacturing facility in the United States, and commencing production in Germany at Seidel for our new 20mm size dispenser. We believe that the capital on hand will not be sufficient to purchase the necessary capital equipment needed to expand our product line, meet current obligations, fund operations during the next twelve months and that additional debt or equity financing will be required. We are currently evaluating alternative sources of capital funding either through debt or equity financing as well as from possible production partners.

We are currently in negotiations with several other large consumer products companies regarding the introduction of a 20mm dual chamber pump similar to the pump assembled by Seidel. The fulfillment of these orders, if obtained, will require a similar capital investment as described above as related to our agreements with Jarden or Seidel , and we are currently evaluating, in lieu of additional debt or equity financing, several opportunities for capitalization of same from existing and new production partners in consideration for a volume and amortization commitment. We believe that in the future we can finance all the capital requirements through such arrangements due to the strength of the current customer commitments; the performance of our products currently in the marketplace; the consumer interest demonstrated in our products, as revealed by our customers market research investigations and resultant large initial order commitments; and the multiple indicators of support we are receiving from potential manufacturing partners.

The following is a table summarizing our significant commitments as of June 30, 2007, consisting of equipment commitments, debt repayments, royalty payments and future minimum lease payments with initial or remaining terms in excess of one year for the next fiscal 5 years.

Contractual Obligations (in millions):	Total	FYE 2008	FYE 2009-2010	FYE 2011-2012	FYE 2013 and Thereafter

Convertible Debt and interest	$10.2	$0.8	$9.4	$-	$-
Notes and interest - related parties	1.5	1.5
Secured Line of Credit and interest	3.2	3.2
Royalties including arrears	16.0	0.9	1.1	1.3	12.7
Equipment obligations and leases	2.3	1.8	0.5
Tooling Amortization	4.4	2.2	2.2
Operating lease	0.2	0.1	0.1
	$37.8	$10.5	$13.3	$1.3	$12.7

Based on the current operating plan and available cash and cash equivalents currently available, we will need to obtain additional financing through the sale of equity securities, private placements, funding from new or existing production partners, and/or bridge loans within the next 12 months. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. The ability to maintain sufficient liquidity is dependent on our ability to successfully build our customer base and product line with the required capital equipment. If additional equity securities are issued to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations.

There can be no assurance that we will be successful in building our customer base and product line or that the available capital will be sufficient to fund current operations and the necessary capital expenditures until such time as revenues increase to cover operating costs. If we are unsuccessful in building our customer base or are unable to obtain additional financing, if necessary, on terms favorable to us there could be a material adverse effect on our financial position, results of operations and cash flows. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-balance sheet arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Item 7.  FINANCIAL STATEMENTS

The financial statements are included beginning on page F-1

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Balance Sheet as of June 30, 2007	F-2

Statements of Operations for the Years ended June 30, 2007 and June 30, 2006	F-3

Statements of Stockholders' Deficit for the Years ended June 30, 2007 and June 30, 2006	F-4

Statements of Cash Flows for the Years ended June 30, 2007 and June 30, 2006	F5-F6

Notes to Consolidated Financial Statements	F7-F27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Versadial, Inc.

We have audited the accompanying consolidated balance sheet of Versadial, Inc. (the “Company”) as of June 30, 2007 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versadial, Inc. as of June 30, 2007, and the results of its operations and cash flows for the each of the years in the two-year period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has incurred cumulative losses of approximately $14.8 million since inception and utilized cash of approximately $5.1 million for operating activities during the two years ended June 30, 2007. The Company has a working capital deficit of approximately $6.5 million and a stockholders’ deficit of approximately $13.3 million as of June 30, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
October 4, 2007

Item 7. Financial Statements
VERSADIAL, INC.

CONSOLIDATED BALANCE SHEET

June 30,
2007
ASSETS

Current assets
Cash	$134,361
Due from affiliates	29,539
Accounts receivable	224,984
Inventories	547,332
Prepaid expenses and other current assets	64,288

Total current assets	1,000,504

Property and equipment, net	1,977,062

Other assets
Deposits on production equipment	2,426,598
Deferred financing costs	558,420
Deferred registration costs	25,015
Security deposit	34,155

Total other assets	3,044,188

$6,021,754

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes and interest payable, net of debt discount of $288,350	$2,861,514
Notes and interest payable, related parties	1,501,898
Interest payable on convertible note	677,083
Due to licensor	432,120
Accounts payable and accrued expenses	1,630,538
Capital lease obligation, current portion	167,442
Due to related parties	195,949
Customer deposits	18,911

Total current liabilities	7,485,455

Long-term liabilities
Convertible note and interest payable, net of debt discount of $408,802	7,617,685
Customer advance	1,700,000
Capital lease obligation	84,016
Derivative financial instruments	2,467,205
Sublease security deposit, affiliate	6,830

Total long-term liabilities	11,875,736

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value, 2 million shares authorized, zero issued and outstanding
Common stock, $.0001 par value, 35 million shares authorized,
13,539,470 issued and outstanding	1,354
Additional paid-in-capital	1,488,881
Accumulated deficit	(14,829,672)

Total stockholders' deficit	(13,339,437)

$6,021,754

See accompanying notes to consolidated financial statements

VERSADIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended June 30,	2007	2006

Net revenues	$1,396,251	$223,404

Cost of revenues
Direct costs	1,592,462	170,163
Indirect costs	820,474	509,410

	2,412,936	679,573

Gross margin	(1,016,685)	(456,169)

Operating expenses
General and administrative	3,153,936	2,240,987

Loss from operations	(4,170,621)	(2,697,156)

Other income (expenses)
Sublease income, affiliates	12,315	28,564
Interest expense	(1,391,166)	(268,493)
Interest expense, related parties	(101,655)	(148,810)
Amortization of debt discount	(778,137)	-
Amortization of financing costs	(485,706)	(71,279)
Loss on derivative financial instruments	(991,916)	-
Loss on foreign currency exchange	(35,460)	(1,618)

	(3,771,725)	(461,636)

Net loss	$(7,942,346)	$(3,158,792)

Weighted average common shares outstanding
Basic	13,138,355	10,666,217

Diluted	14,728,639	11,377,319

Loss per common share
Basic and Diluted	$(0.60)	$(0.30)

See accompanying notes to consolidated financial statements

VERSADIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended June 30, 2007 and 2006

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, July 1, 2005	246,000	$25	$-	$(3,728,534)	$(3,728,509)

Net loss				(3,158,792)	(3,158,792)

Balances, June 30, 2006	246,000	25		(6,887,326)	(6,887,301)

Reverse acquisition on August 9, 2006	12,045,558	1,204	(549,276)		(548,072)

Expiration of put option on common stock subject to redemption (including $62,403 in accrued interest through conversion date)			887,403		887,403

Conversion of convertible debt to common stock	1,247,912	125	1,199,875		1,200,000

Capital distributions to members of SCG			(49,121)		(49,121)

Net loss				(7,942,346)	(7,942,346)

Balances, June 30, 2007	13,539,470	$1,354	$1,488,881	$(14,829,672)	$(13,339,437)

See accompanying notes to consolidated financial statements

VERSADIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended June 30,	2007	2006

Cash flows from operating activities
Net loss	$(7,942,346)	$(3,158,792)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	447,216	253,130
Amortization of debt discount	778,137
Amortization of financing costs	485,706	71,279
Loss on derivative financial instruments	991,916
Changes in operating assets and liabilities:
Due from affiliates	21,969	(20,273)
Accounts receivable	(116,605)	(102,073)
Inventories	(433,437)	(47,863)
Prepaid expenses and other current assets	(13,852)	(677)
Due to licensor	152,046	245,939
Accounts payable and accrued expenses	1,120,732	197,843
Due to related parties	36,767	42,870
Customer deposits	(10,618)	(4,057)
Interest payable	1,494,953	374,524

Net cash used in operating activities	(2,987,416)	(2,148,150)

Cash flows from investing activities
Purchase of equipment	(1,425,489)	(645,384)
Payment of deposits on production equipment	(2,212,213)
Payments for merger costs	(142,919)
Payments for registration costs	(25,015)
Net cash acquired from merger	95

Net cash used in investing activities	(3,805,541)	(645,384)

Cash flows from financing activities
Proceeds from issuance of convertible notes	1,706,846	450,000
Proceeds from issuance of notes	3,000,000	3,350,000
Proceeds from customer advance	1,700,000
Payment on notes payable, related parties	(30,000)
Payments for financing costs	(317,702)	(62,500)
Distributions to investors	(49,122)
Payments on equipment lease		(81,914)

Net cash provided by financing activities	6,010,022	3,655,586

Net (decrease) increase in cash	(782,935)	862,052

Cash, beginning of year	917,296	55,244

Cash, end of year	$134,361	$917,296

See accompanying notes to consolidated financial statements

VERSADIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the year ended June 30,	2007	2006

Supplemental disclosure of cash flow information,
cash paid during the period for interest	$549,308	$50,359

Supplemental disclosure of non-cash investing and financing, activities:

Convertible debentures converted to common stock	$1,200,000	$-

Debt discount related to convertible note and secured line of credit	$1,475,289	$-

Accounts payable converted into promissory note	$-	$104,284

Purchase of equipment financed by lease obligation	$251,458	$-

Shares formerly subject to redemption converted to common stock	$887,403	$-

Notes and interest payable converted into convertible notes	$-	$366,702

Reclassification of deferred financing cost payable to equity	$42,588	$-

Issuance of Mellon convertible notes	$7,500,000
Payments made directly to debtholders	(4,517,154)
Merger and financing costs	(1,026,000)
Payment made directly to licensor	(250,000)

Net proceeds received	$1,706,846

See accompanying notes to consolidated financial statements

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

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

The Company is engaged in the manufacture of a dispenser that enables the user to blend two liquids in varying proportions. The dispensers are currently manufactured in Germany and are being utilized in the food, sun care, skincare, and cosmetic industries.

2.	Going concern and liquidity

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At June 30, 2007, the Company has incurred cumulative losses of approximately $14.8 million since inception and utilized cash of approximately $5.1 million for operating activities during the two years ended June 30, 2007. The Company has a working capital deficit of approximately $6.5 million and a stockholders’ deficit of approximately $13.3 million as of June 30, 2007.

At June 30, 2007, current liabilities include $1.5 million due to shareholders on October 31, 2007 (see Note 9) which management believes will be extended prior to maturity. Current liabilities also include approximately $3.0 million (before debt discount) in notes due on February 1, 2008 (see Note 8). The $3.0 million line of credit was increased to $4.0 million on July 9, 2007, which the Company used to fund operations. In August 2007, the lender agreed to convert $2.0 million of the outstanding principal balance to equity (see Note 22).

On August 30, 2007, the Company entered into a Securities Purchase Agreement whereby it could sell 8% promissory notes in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of notes. The notes are due upon the earlier of (a) six months following final closing, (b) the date on which the Company receives no less than $4.0 million in gross proceeds from the closing of a private offering of its equity securities or (c) on the date the Company closes on a rights offering. As of October 4, 2007, the Company has received net proceeds of $1.1 million in regards to the notes of which $900,000 was received from a related party (see Note 22).

Management recognizes that the Company must generate additional revenue and sufficient gross profits to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base and product line as well as commencing production at a domestic manufacturing facility in the United States and commencing production in connection with a supply agreement with a customer in the consumer products industry as related to the manufacture of a new size dispenser (see Notes 14, 19 and 22). Management believes that the capital received to date as a result of the above transactions will not be sufficient to purchase the necessary capital equipment needed to expand its product line, increase production capacity and fund operations during the next twelve months and that additional debt or equity financing will be required as described above.

There can be no assurance that the Company will be successful in building its customer base and product line or that the available capital will be sufficient to fund current operations and the necessary capital expenditures until such time that the revenues increase to generate sufficient profit margins to cover operating costs. If the Company is unsuccessful in building its customer base or is unable to obtain additional financing, on terms favorable to the Company, there could be a material adverse effect on the financial position, results of operations and cash flows of the Company. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Reverse merger

On August 9, 2006, the Registrant executed an Agreement and Plan of Merger (“Merger Agreement”) with Pump Acquisition Corp. ("PAC"), a wholly-owned subsidiary of the Registrant, Innopump, Inc. D/B/A Versadial (“Innopump”), a Nevada corporation which was formed on April 1, 2005, and certain Innopump stockholders.

Pursuant to the Merger Agreement, the Registrant issued 12,625,243 shares of its common stock to shareholders of Innopump in consideration of Innopump merging with and into PAC and becoming a wholly-owned subsidiary of the Registrant ("Merger"). The Registrant, prior to the Merger, is sometimes referred to herein as OLDCO. As a result of the Merger, Innopump became a majority-owned subsidiary of OLDCO and the holders of Innopump common stock and debt acquired a majority interest of OLDCO. The accounting of this transaction differs from its legal form, as Innopump is considered the accounting acquirer and OLDCO the acquired entity. The transaction has been accounted for as a reverse acquisition under the purchase method of accounting, whereby the assets of OLDCO were revalued and the purchase price allocated to those assets acquired and liabilities assumed. Innopump’s historical financial statements were carried forward subsequent to the merger as those of the combined entity (hereinafter referred to as “NEWCO”).

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

The parties’ completion of the transactions contemplated under the Merger Agreement were subject to the satisfaction of certain contingencies which were deemed satisfied at the closing.

NEWCO incurred merger costs of approximately $460,000, which were charged to equity, consisting of approximately $307,000 in advisory fees payable to the investment banker and $153,000 in legal fees. The investment banker agreed to defer payment of $175,000 of the advisory fee until February 2007. The deferred portion of the fee was paid on February 9, 2007 pursuant to the agreement with the investment banker. All other fees were paid at or subsequent to the closing.

The following supplemental pro forma information is presented to illustrate the effects of the acquisition of Innopump on the historical operating results for the years ended June 30, 2007 and 2006 as if the acquisition had occurred at the beginning of the respective period:

	Years Ended
	June, 30
	2007	2006

Revenues	$1,396,251	$223,404
Net loss	$(8,036,422)	$(4,566,193)
Net loss per share	$(0.61)	$(0.43)

The above unaudited pro forma condensed financial information is presented for illustrative purposes only and is not necessarily indicative of the condensed consolidated results of operations that actually would have been realized had Innopump and OLDCO been a combined company during the specified periods.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Summary of significant accounting policies

Basis of Presentation

NEWCO’s fiscal year ends on June 30, and therefore references to fiscal 2007 and 2006 refer to the fiscal years ended June 30, 2007 and June 30, 2006, respectively. OLDCO’s fiscal year end was December 31, which was changed to June 30 to conform to the year end of Innopump, the accounting acquirer.

The accompanying consolidated financial statements of the Company reflect the historical results of the predecessor entity, Innopump, prior to August 9, 2006 and the consolidated results of operations of NEWCO subsequent to the acquisition date of August 9, 2006.

The common stock and per share information in the consolidated financial information and related notes have been retroactively adjusted to give effect to the reverse merger on August 9, 2006 and to give effect to the one for forty-five reverse stock split that became effective on March 2, 2007 (see Note 16).

Principles of Consolidation

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

The Company is the primary beneficiary of SCG under FIN 46r. SCG, as a result of the business acquisition, is no longer an operating entity and is dependent on the Company for all of its income consisting of future royalties and license fees. The Company consolidated the results of SCG’s operations for the year ended June 30, 2007, consisting of approximately $18,000 in net income derived from an aggregate of $191,000 in license and royalty fees from the Company, net of interest and other operating expenses. SCG’s assets at June 30, 2007 approximated $133,000 consisting mainly of cash, sublease income receivable, royalties receivable from the Company and a security deposit on a lease. SCG’s liabilities at June 30, 2007 approximated $1,511,000 consisting primarily of loans due to partners which were not assumed by the Company as part of the business acquisition described above. These assets and liabilities are included in the consolidated financial statements.

The consolidated financial statements include the accounts of the Company and SCG. All intercompany transactions and balances have been eliminated in consolidation.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Accounts are written off as uncollectible at the discretion of management. There was no allowance for doubtful accounts at June 30, 2007.

Inventories

Inventories, which consist principally of raw materials and finished goods, are stated at cost on the first-in, first-out basis, which does not exceed market value. Finished goods are assembled per customer specifications and shipped upon completion.

Revenue Recognition

Revenues are generally recognized at the time of shipment. The Company requires deposits from certain customers which are recorded as current liabilities until the time of shipment. All shipments are picked up by the customers’ freight forwarders and are F.O.B. from the Company’s manufacturer. The Company bears no economic risk for goods damaged or lost in transit.

Depreciation and Amortization

Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. The Company provides for depreciation and amortization over the following estimated useful lives:

Machinery and equipment	7 Years
Molds	2-3 Years
Computer equipment	3 Years

Costs of maintenance and repairs are expensed as incurred while betterments and improvements are capitalized.

Classification of expenses

Cost of revenues are classified as either direct or indirect costs. Direct costs consist primarily of assembly labor, the cost of materials and parts used to manufacture the dispensers, freight charges and warehouse storage charges. Indirect costs consist primarily of equipment repair and maintenance, manufacturing supplies, depreciation of equipment and molds, the costs of ongoing and new product development, and technical and administrative support costs as directly related to production functions such as purchasing and receiving. General and administrative expenses consist mainly of royalties, salaries of overhead personnel, consulting fees, legal and professional fees, travel, and other general expenses.

Loss Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. Warrants are included in the determination of dilutive earnings per share if they are dilutive and the potential dilutive effect is computed using the treasury stock method. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107, "Disclosures About Fair Value of Financial Instruments,” approximate the carrying amounts presented in the balance sheets.

Income Taxes

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

Impairment of Long-Lived Assets

Certain long-lived assets of the Company are reviewed at least annually to determine whether there are indications that their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairment charges as of June 30, 2007.

Foreign Currency Transactions

The Company complies with SFAS No. 52 “Foreign Operations and Currency Translation”. All foreign currency transaction gains and losses are included in the Company’s net income (loss) in the period the exchange rate changes.

Derivative Financial Instruments

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". These non-hedging contracts accounted for in accordance with EITF No. 00-19 include freestanding warrants and options to purchase the Company's common stock as well as embedded conversion features that have been bifurcated from the host financing contract in accordance with the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company's consolidated statements of operations.

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

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, an Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect the new standard to have any material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for us for the fiscal year ending on June 30, 2007. The requirement to measure plan assets and benefit obligations would become effective for the Company for the fiscal year ending June 30, 2009. The Company does not expect the new standard to have any material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning July 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

5.	Inventories

Inventories consist of the following at June 30, 2007:

June 30,
2007

Raw materials	$234,557
Work-in-process	35,739
Finished goods	277,036
$547,332

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Property and equipment

Property and equipment consist of the following at June 30, 2007:

June 30,
2007

Machinery and equipment	$1,035,954
Molds	1,939,075
Computer equipment	11,356
2,986,385
Less accumulated depreciation	1,009,323
$1,977,062

Depreciation expense amounted to approximately $447,000 and $253,000 for the years ended June 30, 2007 and 2006, respectively.

7.	Deposits on production equipment

Deposits on production equipment consist of the following at June 30, 2007:

	Amount at June 30, 2007	Total estimated cost

Custom molds for customer	$147,492	$350,000	(a)
Assembly equipment new size dispenser	401,492	1,150,000
Production molds for new size dispenser	1,877,614	3,200,000	(b)
	$2,426,598	$4,700,000

(a)
Customer is advancing the Company the majority of funds to pay for molds which are to be used exclusively for this customer. The advance is to be applied against future revenues over an aggregate of 8 million pieces.

(b)	Upon completion of construction of molds, approximately $1.2 million of balance will be financed through a capital lease to be paid monthly through March 2009 (see Notes 11 and 19).

8.	Notes and interest payable

Notes and interest payable consist of the following as of June 30, 2007:

			June 30,
			2007

Fursa Alternative Strategies, LLC	(a	)	$2,742,793
Individual lender	(b	)	118,721

			$2,861,514

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a)
On February 1, 2007, the Company entered into a $3.0 million Secured Line Of Credit Agreement (“Credit Agreement”) with Fursa Alternative Strategies, LLC (referred to herein as the “Lender”). The line is due on February 1, 2008 but may be extended for an additional 3 months. The line bears interest at a rate equal to the three month LIBOR rate plus 700 basis points (12.4% at June 30, 2007). Upon a default under the terms of the note, the Interest Rate will increase by 4%. In addition, on the maturity date, the Company will incur a non-refundable fee equal to .75% on the average monthly undrawn portion of the maximum borrowings.

At June 30, 2007, the Company had drawn an aggregate of $3.0 million of the available line which is included in notes payable. Interest expense for the year ended June 30, 2007 approximated $123,000. Accrued interest payable aggregated approximately $29,000 at June 30, 2007 which was paid on July 1, 2007.

In conjunction with the Credit Agreement, the Company initially granted warrants to each of Lender and Prospero Capital, LLC (formerly known as Sagamore Hill Capital, LLC), an affiliate of the Lender (“Prospero”), to purchase respectively, one million eighty four thousand four hundred and forty two (1,084,543) shares of the Company’s common stock.

On March 31, 2007, the Company secured certain purchase orders as defined in the Credit Agreement which entitled the Company to redeem 25% of the initial warrants. The aggregate warrants issued to each of Lender and Prospero, after giving effect to the 25% redemption, to purchase 813,407 shares of the Company’s common stock were valued at the grant date at approximately $494,000. The fair value was calculated using the Black-Scholes model with an expected volatility of 44% and a risk free interest rate of 4.50%. The initial warrants granted under the agreement were cancelled. The warrants are exercisable for five years from the date of issuance at an initial exercise price equal to $2.475 per share subject to adjustment under certain events.

Upon the expiration or termination of the credit facility under the Agreement, whichever occurs first, the Company has the option to purchase 25% of the total number of initial warrants issued at an aggregate purchase price of $250,000.

The debt discount will be charged to operations over the life of the underlying debt with a corresponding increase to the debt. For the year ended June 30, 2007, approximately $206,000 was charged to operations.

Financing fees in connection with this debt approximated $135,000, including a $90,000 fully earned non-refundable commitment fee paid to the Lender which is included in operations, and other costs of $45,000 which are being amortized over the term of the convertible debt. For the year ended June 30, 2007, the expense and amortization of financing costs approximated $109,000 .

On July 9, 2007, the Credit Agreement was amended to (i) increase the amount of the line of credit available to Versadial from $3.0 million to $4.0 million and (ii) waive certain default provisions required by the original Credit Agreement. In August 2007, the Lender agreed to convert $2.0 million of the outstanding principal balance to equity (see Note 22).

b)
On October 11, 2005, the Company agreed to convert $104,284 in legal fees to debt and issued a secured promissory note. The note bears interest at 8%, is collateralized by the assets of the Company, and is due, as amended with interest on December 31, 2007. On May 4, 2007, the date of the amended extension of the maturity date, the lender was granted warrants to purchase 55,000 shares of the Company’s common stock exercisable for five years from the date of issuance at an initial exercise price equal to $2.475 per share. These warrants were valued at the grant date at approximately $18,000. The fair value was calculated using the Black-Scholes model with an expected volatility of 44% and a risk free interest rate of 4.51%. The value of the additional warrants were treated as debt discount expense. Accrued interest related to the above notes included in notes and interest payable approximated $14,000 at June 30, 2007. Interest expense approximated $8,000 and $6,000 for the years ended June 30, 2007 and 2006, respectively.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Notes and interest payable, related parties

Notes and interest payable, related parties consist of the following as of June 30, 2007:

			June 30,
			2007

Related party	(a	)	$1,402,323
Related party	(b	)	99,575

			$1,501,898

a)	The Company has a $1,098,536, 8% per annum note with a related party which matures, as amended, on October 31, 2007.

b)	The Company has a $100,000, 8% per annum note with an outstanding balance of $70,000 at June 30, 2007, with a related party which matures, as amended, on October 31, 2007.

Accrued interest included in notes and interest payable to related parties approximated $333,000 at June 30, 2007. Interest expense approximated $94,000, and $96,000 for the years ended June 30, 2007 and 2006, respectively.

10.	Convertible note and interest

Convertible notes and interest consist of the following as of June 30, 2007:

June 30,
2007

Fursa Master Global Event Driven Fund, LP	$8,294,768
Less: current liabilities	677,083
$7,617,685

General Terms

On August 9, 2006, concurrent with the merger closing, OLDCO sold 10% senior redeemable convertible debt (“Convertible Debt”) in the principal amount of $7.5 million to Mellon HBV Master U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. Fund (now known as Fursa Master Global Event Driven Fund, LP, and referred to herein as the “Investor”) under the terms of a Securities Purchase Agreement in exchange for $7.5 million in cash. The Convertible Debt matures 30 months after the date of issuance (“Maturity Date”) and bears interest at 10% per annum. Interest is payable in cash or payable in kind (“PIK”) at the holders’ option, on the one year anniversary of the date of issuance with respect to the first year of accrued interest and quarterly in arrears thereafter. Any interest not paid when due will accrue and will be added to the principal in determining the number of shares of Common Stock issuable upon conversion of the Convertible Debt.

The holder does not have the option to prepay the Convertible Debt prior to the Maturity Date and must redeem 100% of the Convertible Debt, unless earlier converted, for an amount equal to 120% ($9.0 million) of the outstanding principal plus accrued but unpaid interest, on the Maturity Date. The proceeds from the Convertible Debt were used for working capital, capital expenditures, mandatory debt repayment, and general corporate purposes. Interest expense for the year ended June 30, 2007 approximated $1,204,000 consisting of approximately $677,000 currently due on August 9, 2007 and $527,000 due upon maturity calculated using the effective interest method for the 20% premium due at maturity. On August 9, 2007, the Investor consented to receive common stock in lieu of cash as payment for the interest due on that date (see Note 22).

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The agreement also required the Company to meet certain requirements such as effecting a reverse stock split and redomiciling the Company in Delaware which were completed in March 2007.

Financing fees in connection with this debt approximated $840,000 which are being amortized over the term of the convertible debt. For the year ended June 30, 2007, the amortization of financing costs approximated $308,000.

Warrants

In addition, the Investor received warrants aggregating 22% of the shares issuable on conversion to purchase 1,402,153 shares of common stock at an exercise price of approximately $1.17675 per share. The warrants have a five year term which were valued at the grant date at approximately $635,000 and were recorded as a debt discount. The fair value was calculated using the Black-Scholes model with an expected volatility of 40% and a risk free interest rate of 4.91%. The debt discount will be charged to operations over the life of the underlying debt with a corresponding increase to the Convertible Debt. For the year ended June 30, 2007, approximately $226,000 was charged to operations.

On October 17, 2006, the Company issued additional warrants to purchase an aggregate of 318,672 shares of the Company’s common stock to the Investor at an exercise price of approximately $1.17675 per share. The warrants expire on August 9, 2011. These warrants were issued in exchange for the Investor deleting a provision in the original Securities Purchase Agreement whereby the Investor would be granted additional future warrants based on the Company not meeting certain earnings targets. The warrants were valued at the grant date at approximately $161,000. The fair value was calculated using the Black-Scholes model with an expected volatility of 42% and a risk free interest rate of 4.70%.

In addition, the Investor was granted the right to receive potential further additional warrants to purchase an aggregate of 318,672 shares of the Company’s common stock at an exercise price of $1.17675 per share if the Company did not pass the testing requirements of a prospective customer by March 31, 2007. On March 31, 2007, these warrants were issued as the testing requirements were not met until May 2007. These warrants will expire on August 9, 2011. These warrants were valued at the grant date at approximately $166,000. The fair value was calculated using the Black-Scholes model with an expected volatility of 41% and a risk free interest rate of 4.50%. The value of the additional warrants was included as debt discount amortization expense.

Registration Rights

The Company signed a Registration Rights Agreement with the Investor on August 9, 2006 whereby the Company is obligated to register the resale of its shares of common stock issuable upon the exercise of the warrants and have the registration statement declared effective by the Securities and Exchange Commission. On September 28, 2007, the Investor agreed to extend the required date for the initial registration statement to be declared effective from October 1, 2007 to a date to be established as long as the Company files an amended SB-2A addressing the SEC comments and responds to the current comment letter by October 31, 2007 (see Note 22). If the registration statement is not declared effective within the time frame described, or if the registration is suspended, the Company will be obligated to issue additional warrants (“Liquidated Damages Warrants”) to the Investor. Initially, the Company will be obligated to issue to the Investor 2% of the number of shares of common stock issuable to the Investor upon conversion of the Convertible Debt or approximately 127,000 shares. In addition, for each full thirty (30) day period after the date that the registration statement has not been declared effective, the Company is obligated to issue to the Investor warrants exercisable for a number of shares of common stock equal to 2% percent of the number of shares of common stock issuable to the Investor (see Note 22).

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Capital lease obligation

Capital lease obligation consists of the following as of June 30, 2007:

June 30,
2007

Capital lease obligation	$251,458
Less: current liabilities	167,442
$84,016

On September 20, 2006, the Company entered into a 30-month manufacturing agreement with an outside contractor located in Germany (see Note 19). The agreement calls for the Company to make payments in the aggregate of approximately $780,000 for preproduction molds and $3.2 million for the required production molds. Title of the molds will transfer to the Company upon final payment. As of June 30, 2007, the preproduction molds were complete and placed in service. The Company paid an aggregate of approximately $529,000 for the preproduction molds prior to their completion and financed the balance of approximately $251,000 under the terms of a capital lease obligation. The total amount of the lease, including interest, is to be paid monthly in varying installments beginning in July 2007 through March 2009.

12.	Derivative financial instruments

Pursuant to Paragraph 14 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", warrants issued by the Company (see Note 8 and 10) meet the requirements of and are accounted for as a liability since the warrants contain registration rights where Liquidated Damages Warrants would be required to be issued to the holder in the event the Company failed to receive an effective registration.

The initial value of the warrants granted on August 9, 2006 ($635,000) was treated as a discount to the convertible notes payable (debt discount) and recorded as a liability (derivative financial instruments). The value of the additional warrants granted on October 17, 2006, March 31, 2007, and May 4, 2007 ($346,000) were treated as additional debt discount expense and recorded as a liability (derivative financial instruments). The value of the warrants granted on February 1, 2007 ($494,000) to the Lender were treated as a discount to the debt (debt discount) and recorded as a liability (derivative financial instruments).

Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The derivative financial instruments had a value of approximately $2,467,000 at June 30, 2007. The derivative loss for the year ended June 30, 2007 approximated $992,000.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	License agreement and sublicense agreement, related parties

License Agreement

In August 2001, SCG entered into a license agreement (“License Agreement”) with Anton Brugger for the exclusive right to manufacture and sell the dual dispenser. In January 2003, the License Agreement was amended and restated between SCG (the “Licensee”) and Gerhard Brugger (the “Licensor”, an assignee of Anton Brugger). The term of the license will be in effect for the next twenty two years. Gerhard Brugger is also one of the Company’s major stockholders.

The License Agreement calls for royalties to be paid to the Licensor 30% of all gross revenues with respect to sublicensing agreements in which the Licensee does not manufacture the dispenser. With respect to the sale of the dispenser and products derived thereof, rates will vary between 5% and 8.5%.

To maintain its exclusive rights, the Licensee will also be obligated to pay a “Minimum Royalty” which is paid in monthly equal installments in advance. Aggregate future minimum royalty payments are as follows:

For the year ending June 30,	Minimum Royalty

2008	$450,000
2009	525,000
2010	575,000
2011	625,000
2012	675,000
2013 and thereafter	12,650,000

$15,500,000

In addition to the minimum royalty payment, the Licensee will also pay to the Licensor $7,000 per month from inception of the License Agreement through June 2004 and $12,500 per month from July 2004 through the duration time that technical support is required by the Licensee. The payments for technical support may be terminated at any time by either party upon written notice delivered at least three months prior to termination.

Royalty and technical support expenses aggregated $500,000 and $400,000 for the years ended June 30, 2007 and 2006, respectively. At June 30, 2007, the Licensor was due approximately $432,000 in past due royalties.

On September 18, 2007, the Licensor signed a waiver of defaults whereby royalty payments in arrears due through June 30, 2007 of $432,000 would be paid as follows: 5% of any proceeds received from a capital raise between $1 million and $2 million and 10% of everything over $2 million in proceeds until the entire amount of the past due royalty is paid in full. In calculating the proceeds of a capital raise, (i) any bridge loans raised prior to completion of a capital raise and to be and actually paid out of the capital raise, and (ii) any debt of the Company converted into the capital raise will not be deemed to be proceeds. The Company will have the right to pre-pay any of the past due royalties at any time without premium or penalty (see Note 22).

In addition, the licensor agreed to accept royalties as calculated on actual shipments after June 30, 2007 through June 30, 2008 to be paid monthly and the cumulative difference between minimum monthly royalties and actual monthly royalties to be paid no later than June 30, 2008 unless the Licensor and the Company have entered into a written agreement prior to that date providing for an alternate payment schedule; and if the past due royalties are not fully paid prior to June 30, 2008, then the parties agree to, in good faith negotiations, negotiate a further arrangement to fully repay any such balance based on cash flow projections prior to June 30, 2008 as long as the technical consultant payments are made in accordance with the License Agreement.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sublicense Agreement

On May 1, 2005, SCG (the “Sub-licensor”) entered into a sub-license agreement with the Company (the “Sub-licensee”) whereby SCG assigned to the Company all rights, titles and interests that the Sub-licensor has in the Amended and Restated License Agreement dated January 1, 2003 between SCG and Gerhard Brugger. In consideration for the assignment and patent rights hereunder, the Company agreed to pay SCG a sublicense fee in the aggregate of $600,000. In addition the Company agreed to pay the royalties due under the original Amended and Restated License Agreement either directly to the original licensor or to SCG. The Company also agreed to pay SCG a royalty of 3% of the first $100 million of gross revenues, which was increased to $130 million in July 2006. On September 18, 2007, the agreement was amended to extend the payment dates of the remaining sublicense fee, with $300,000 due on December 31, 2007, and $150,000 due on May 1, 2008.

14.	Customer advance

On September 29, 2006, the Company received $700,000 from a customer in the consumer products industry in exchange for the Company’s undertaking to deliver pre-production samples of a specially designed dispenser and to fund pre-production tooling and mold expenses. The Company had no obligation to repay the advance, if the samples did not satisfy the customer’s requirements. In May, 2007, the customer approved the pre-production samples and on May 14, 2007 advanced the Company an additional $1.0 million to fund pre-production tooling and mold expenses.

The $1.7 million advance will be applied against future revenues as a credit against shipments commencing six months after the date of the first shipment and based on repayment at a rate of a certain amount per piece for all products shipped. In the event of a default by the Company, the customer may, at its discretion, recover the remaining amount of the advance as a credit against other product purchases from the Company or will be due from the Company under the terms of a promissory note to be issued at the time of default. On July 10, 2007 Versadial entered into a two-year Master Supply Agreement with this customer (see Note 22).

15.	Other related party transactions

Consulting Agreement

In April 2005, the Company entered into a three-year consulting agreement with an entity owned by a stockholder which provides for an annual fee of $65,000 in the first year and $50,000 the following two years. The fees are payable as follows: $15,000 upon execution of the agreement and quarterly thereafter commencing with equal installments payable on June 30, September 30, December 31 and March 30 thereafter.

Leases

Effective May 1, 2004, the Company entered into a lease agreement for its corporate offices and started to sublease office space to various related entities (See Note 19, Lease Agreement). As of June 30, 2007, the Company had sublease income receivable of approximately $9,000 due from an affiliate. This affiliate consists of an entity owned by a stockholder and director of the Company.

Due to Related Parties

Due to related parties of approximately $196,000 at June 30, 2007 consists of unpaid payroll, consulting fees and other miscellaneous expenses.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sublicense Agreement

On June 21, 2006, the Company, entered into a Sublicense Agreement (the "Sublicense Agreement") with VDM Holdings, LLC (“VDM”), an entity majority owned by the stockholders and officers of the Company. The Sublicense Agreement grants VDM the exclusive right to exploit and market the dispensers through direct response marketing and non-exclusively through other selected channels of distribution in consideration of a 3.5% royalty based on sales and the purchase of certain minimum quantities on an annual basis. The minimum order quantities to maintain exclusivity are 40,000 dispensers for the period of inception through December 31, 2006, 75,000, and 115,000 for the calendar years 2007 and 2008 respectively and a 5% increase annually thereafter for the term of the Sublicense Agreement. The Sublicense Agreement has a term which is identical to the term of that certain Amended and Restated License Agreement dated as of January 1, 2003 between Gerhard Brugger and SCG which was subsequently sublicensed to the Company (see Note 13). As of June 30, 2007, VDM owes approximately $50,000 to the Company.

16.	Stockholders’ deficit

Capitalization

The Company’s initial authorized capitalization consisted of 50 million (50.0 million) shares of common stock, par value $.001 and no preferred stock. Prior to the merger, the certificate of incorporation was amended to increase the capitalization of the Company to 1.3 billion (1,300.0 million) shares of common stock, par value $.001 and 100 million (100.0 million) shares of preferred stock, par value $.001.

On March 2, 2007, the Company completed a one for forty-five reverse stock split. The Company’s Articles of Incorporation were amended to provide for authority to issue 35 million shares of common stock, par value $.0001 per share, and 2 million shares of preferred stock, par value $.0001 per share. The common stock and per share information in the consolidated financial information and related notes have been retroactively adjusted to give effect to the stock split. Prior to the reverse split the Company had outstanding 609,259,259 common shares. Subsequent to the reverse split, the Company had outstanding 13,539,470 common shares. All fractional shares were rounded up.

Issuance of Common Stock

On August 8, 2006, ODC Partners, LLC, a debt holder of OLDCO, agreed to convert its outstanding debt of approximately $100,000 and accrued interest into 222,223 shares of the Company’s common stock. This conversion resulted in an aggregate of 914,227 shares (as rounded up for fractional shares) outstanding prior to the merger of OLDCO.

On August 9, 2006, as a result of the merger, the Company issued an aggregate of 11,377,331 shares to Innopump shareholders (a conversion of approximately 43.333 shares of NEWCO stock for each share of Innopump stock, 262,500 shares outstanding). In addition the Company issued an aggregate of 1,247,912 shares to Innopump debt holders who elected to convert their debt to equity prior to the merger (a conversion of approximately 43.333 shares of NEWCO stock for each share of Innopump stock). These debt holders converted $1.2 million in debt to 28,792 shares of Innopump stock prior to the merger.

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

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2006, basic loss per share does not include approximately 715,154 shares which were redeemable by the shareholders as described below. At June 30, 2007, the basic loss per common share does not include an aggregate of 3,778,834 warrants outstanding and 6,373,415 shares issuable under the terms of convertible debt (see Note 10). The effect of these securities would be antidilutive. These warrants are currently exercisable at prices that range between $.94-$2.475 and expire between August 9, 2011 and February 1, 2012. At June 30, 2007, diluted loss per common share includes 1,350,652 shares as calculated using the treasury stock method for proceeds that would have been received from the exercise of convertible debt and warrants as if they were used to purchase common stock at the average market price during the period.

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

A provision in the May 25, 2005 Asset Purchase Agreement between Innopump and SCG provided the prior debt holders a put option whereby they could sell their Innopump shares, which were subsequently exchanged for the Company’s shares, back to the Company between September 30, 2006 and October 30, 2006, at an amount equal to the principal and interest which would have been due upon conversion of the original debt. The aggregate amount of $887,403 (which includes $62,403 in accrued interest through the conversion date) was included on the balance sheet as a liability through the quarter ended September 30, 2006. The put options expired on October 30, 2006 and none of the shares were redeemed. The aggregate amount of the put options is included in additional paid-in capital subsequent to October 30, 2006.

17.	Stock warrants

The following table summarizes the warrants for common stock granted for the period from July 1, 2006 through June 30, 2007:

	Total number of common shares	Weighted average Exercise Price Per Share	Weighted Average Remaining Contractual Life

Warrants outstanding at July 1, 2006	-	-
Warrants granted	3,778,834	$1.75	4.25 years
Warrants outstanding at June 30, 2007	3,778,834	$1.75

All warrants are exercisable at June 30, 2007.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Income taxes

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carry forwards.

At June 30, 2007, Versadial had allowable net operating loss (“NOL”) carry-forwards for federal and state purposes approximating $8.9 million. These losses are available for future years and expire through June 2027. Utilization of these losses may be limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carry-forwards of $3.6 and $1.4 million at June 30, 2007 and 2006, respectively, due to the uncertainty of realizing the future tax benefits. The increase in valuation allowance of $2.2 million is primarily attributable to the Company’s net operating loss incurred during the year ended June 30, 2007, net of certain temporary differences.

Ownership changes resulting from the Company’s issuance of capital stock (see Note 2) may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is determined based upon the Company’s value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitation in future years. The amount of such limitation, is any, has not been determined.

A reconciliation of income tax expense computed at the U.S. federal, state and local statutory rates and the Company’s effective tax rate is as follows:

	Year Ended	Year Ended
	June 30,	June 30,
	2007	2006

Statutarory federal income tax expense	(34)%	(34)%

State and local (net of federal benefits) income tax	(6)	(6)

Valuation allowance	28	40

Temporary differences	12

	-%	-%

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Commitments and contingencies

Lease Agreement

In April 2004, the Company entered into a five-year lease agreement through April 30, 2009 for rental of office facilities. The lease provides for annual rent of approximately $137,000 commencing August 1, 2004 and escalations for cost of living adjustments and for the Company’s proportionate share of increases in real estate taxes and maintenance costs.

Aggregate future minimum rental payments are as follows:

Minimum Rent
Year ending June 30,	Payments

2008	137,000
2009	114,000
$251,000

Gross rent expense aggregated approximately $147,000 and $143,000 for the years ended June 30, 2007 and 2006, respectively.

The Company subleases on a monthly basis a portion of the facility to an entity affiliated with a director and stockholder of the Company. Sublease income, inclusive of utilities reimbursements approximated $28,000 and $29,000 for the years ended June 30, 2007 and 2006, respectively.

Manufacturing Agreement and Equipment Purchase

On September 20, 2006, the Company entered into a 30-month manufacturing agreement with an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for the Company for a new size (20 millimeter) dispenser. The Company will place all customer orders relating to the product with the contractor until at least eighty percent (80%) of the manufacturer’s production capacity is utilized based on five (5) days per week, three (3) shifts per day. The agreement calls for the Company to make payments in the aggregate of approximately $780,000 for preproduction molds and $3.2 million for the required production molds. Title of the molds will transfer to the Company upon final payment. As of June 30, 2007, the preproduction molds were complete and placed in service. The Company paid an aggregate of approximately $529,000 for the preproduction molds prior to their completion and financed the balance of approximately $251,000 under the terms of a capital lease obligation (see Note 11). The total amount of the lease, including interest, is to be paid monthly in varying installments beginning in July 2007 through March 2009. As of June 30, 2007, the Company has made payments of approximately $1.9 million for the production molds which is included in deposits on production equipment (see Note 7 and 11). Upon completion of construction of the production molds, approximately $1.2 million of balance will be financed through a capital lease to be paid monthly through March 2009.

In conjunction with the above manufacturing agreement, the Company also ordered related assembly equipment from a vendor in the amount of approximately $1.2 million. The Company has made payments of approximately $401,000 for the equipment which is included in deposits on production equipment (see Note 7).

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supply and Tooling Amortization Agreement

On April 24, 2007, the Company entered into a Supply Agreement and a related Tooling Amortization Agreement with an outside contractor located in the United States (the “Supplier”). These two agreements became effective on April 30, 2007, when SCG and the licensor to the Company of the technology covering the patented dispenser produced by the Company, and Gerhard Brugger, the patent owner of the patented dispenser, entered into an Agreement to License with the Supplier. This agreement, a condition precedent to the effectiveness of the Supply Agreement and the related Tooling Amortization Agreement, provides security to the Supplier if the Company were to default in the performance of its obligations under the Supply Agreement.

The Supply Agreement provides, among other things, that the Company, over the five year term of the Agreement, will purchase from the Supplier no less than 100.0 million units of the Company’s 40 millimeter and 49 millimeter dispensers.

These Agreements provide that the Supplier will fund the estimated $4.0 million cost of the injection molding, tooling and automatic equipment necessary to produce the products to be purchased by the Company. Although financed by the Supplier, the equipment will be owned by the Company. The Company will capitalize the related equipment at inception of production which is anticipated to begin in the fourth calendar quarter of 2007.

The cost of the tooling and automatic equipment, with a three (3%) percent per annum interest factor, will be amortized over a period of 18 months against dispensers purchased and delivered to the Company pursuant to the Supply Agreement, with a per unit amortization cost included in the cost price for the dispensers. The Supply Agreement also contains normal commercial terms, including a representation by the Supplier as to the dispensers being produced in accordance with specifications, indemnification of the Supplier by the Company against intellectual property infringement claims of third parties, insurance, confidentiality and termination provisions, including a right of optional termination by Company upon payment of all unamortized tooling and equipment costs plus a penalty, the amount of which varies based on the date of termination.

The price for the dispensers is fixed, subject to adjustment at six month intervals to reflect changes in the cost of resins and other component parts.

The Supply Agreement also grants to the Supplier a right of first refusal to furnish additional tooling, if the Company elects to acquire additional tooling, and affords the Supplier a right to match the terms of a replacement supply contract at the end of the five year term of the Supply Agreement.

The related Agreement to License between the Supplier and Sea Change Group, LLC and Gerhard Brugger permits the Supplier, in the event of a default by the Company under the Supply Agreement, to require that SCG and Brugger utilize the Supplier to continue to produce and market the dispensers that are the subject of the Supply Agreement for the remaining term of the Supply Agreement, if the Supplier is not then in default of its obligations under the Supply Agreement. In such case, the right of Supplier to continue to amortize the cost of the tooling and automatic equipment would continue.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of the Company’s cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and third party payers and, believes that its accounts receivable credit risk exposure is limited. The Company places its cash with high credit quality financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. The Company does not require collateral or other security to support financial instruments subject to credit risk.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Major customers and segment information

Major customers

Customers accounting for 10% or more of revenue for the years ended June 30, 2007 and 2006 are as follows:

	Year ending	Year ending
	June 30, 2007	June 30, 2006

Customer A	$958,000	$72,000
Customer B	385,000	67,000
Customer C		27,000
Customer D		26,000
	$1,343,000	$192,000

Accounts receivable from one customer for 2007 aggregated approximately $44,000 at June 30, 2007.

Segment information

Assets, classified by geographic location are as follows at June 30, 2007:

United States	$1,070,762
Other countries	4,950,992
$6,021,754

Assets in other countries are primarily inventory and equipment which are located at subcontractor production facilities in Germany and amounts classified as deposits on production equipment.

Revenue, classified by the major geographic areas was as follows:

	Year ending	Year ending
	June 30, 2007	June 30, 2006

United States	$1,367,571	$144,617
Other countries	28,680	78,787
	$1,396,251	$223,404

21.	Employee benefit plan

The Company maintains a 401(k) plan that allows all full-time employees to participate immediately in the plan. The plan is funded 100% by employee contributions as the Company does not make any matching contributions.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Subsequent events

Amendment to the Credit Agreement

The Credit Agreement dated February 1, 2007 (see Note 9) was amended on July 9, 2007 to reflect the increased amount of the line of credit available to the Company from $3.0 million to $4.0 million. On July 10, 2007, Versadial drew down the additional $1.0 million available under the terms of the amended Credit Agreement

The Company also agreed to pay to the Lender a waiver fee of $50,000, payable on the earlier of September 30, 2007 or upon obtaining additional financing, as referred to in the amended Credit Agreement. The waiver fee is payable for the Company’s failure to appoint a chief operating officer and meet certain financial covenants, as referred to in the amended Credit Agreement and is accrued at June 30, 2007. The waiver also requires the Company, no later than September 30, 2007, to establish a comprehensive financing plan that addresses Versadial’s funding needs for at least 18 months following September 30, 2007.

On September 28, 2007, the Company paid the $50,000 waiver fee and provided the Lender a comprehensive financing plan for the next 18 months. The Lender also agreed to delay, until further notice, the requirement of the Company to appoint a chief operating officer.

Debt and Interest Conversions

In August, 2007, a total of 1,769,724 shares of common stock were issued upon the conversion of debt and interest payments based upon the following transactions. First, the Lender agreed to convert $2.0 million in principal amount of the Company’s secured revolving credit notes (see Note 9) at a conversion price of $1.7662 per share for an aggregate of 1,132,375 shares. Second, the Investor agreed to convert $750,000 in interest due on August 9, 2007 on the Company’s Convertible Debt (see Note 10) at a conversion price of $1.1768, equal to the conversion price of the underlying convertible notes for an aggregate 637,349 shares.

Securities Purchase Agreement

On August 30, 2007, with the consent of the Investor, the Company entered into a Securities Purchase Agreement whereby it could sell 8% promissory notes (“Notes”) in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of Notes. The Notes are due upon the earlier of (a) six months following the final closing of the Notes, (b) the date on which the Company receives no less than $4.0 million in gross cash proceeds from the closing of a private offering of its equity securities or (c) on the date the Company closes on a rights offering. As of October 4, 2007, the Company has received net proceeds of $1.1 million in regard to the Notes of which $900,000 was received from a related party.

Registration Rights Agreement

On August 6, 2007, the Investor agreed to waive the Liquidated Damages Warrants which were to be issued for the Company’s failure to have the Registration Statement declared effective by the original due date and failure to include all of the Investor’s securities in the Registration Statement. The Investor agreed to extend the effective date to October 1, 2007 and to allow the Company to file two subsequent separate Registration Statements no earlier than six months after the initial effective date of the first filing. On September 28, 2007, the Investor agreed to extend the required date for the initial Registration statement to be declared effective again to a date to be established as long as the Company files an amended SB-2A addressing the SEC comments and responds to the current comment letter by October 31, 2007.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License Agreement

On September 18, 2007, under the terms of a License Agreement between the Licensee and the Licensor, the Licensor signed a signed a waiver of defaults whereby royalty payments in arrears due through June 30, 2007 of $432,000 would be paid as follows: 5% of any proceeds received from a capital raise between $1 million and $2 million and 10% of everything over $2 million in proceeds until the entire amount of the past due royalty is paid in full. In calculating the proceeds of a capital raise, (i) any bridge loans raised prior to completion of a capital raise and to be and actually paid out of the capital raise, and (ii) any debt of the Company converted into the capital raise will not be deemed to be proceeds. The Company will have the right to pre-pay any of the past due royalties at any time without premium or penalty.

In addition, the licensor agreed to accept royalties as calculated on actual shipments after June 30, 2007 through June 30, 2008 to be paid monthly and the cumulative difference between minimum monthly royalties and actual monthly royalties to be paid no later than June 30, 2008 unless the Licensor and the Company have entered into a written agreement prior to that date providing for an alternate payment schedule; and if the past due royalties are not fully paid prior to June 30, 2008, then the parties agree to, in good faith negotiations, negotiate a further arrangement to fully repay any such balance based on cash flow projections prior to June 30, 2008 as long as the technical consultant payments are made in accordance with the License Agreement (see Note 13).

Sublicense Agreement

On September 18, 2007 the sublicense agreement between SCG and the Company was amended as to the payment date of the sublicense fee in the aggregate payment of $300,000 due on September 30, 2007. The due date was extended to December 31, 2007 (see Note 13).

Customer Master Supply Agreement

On July 10, 2007 the Company entered into a two-year Master Supply Agreement with Avon Products, Inc. (“Avon”), a consumer products company for seventeen million units of certain of the Company’s products. The Agreement will remain in effect through the second anniversary of the first shipment of such products in commercial production quantities.

Pursuant to the terms of the Credit Memo previously entered into with Avon, the Company will repay Avon’s $1.7 million advances (see Note 14) by a credit against the purchase price of products sold to Avon pursuant to the Master Supply Agreement and pursuant to other agreements that may be entered into between Versadial and Avon, commencing six months after the date of the first shipment of products to Avon. In the event of a default by the Company, Avon may, at its discretion, recover the remaining amount of the advance as a credit against other product purchases from us or the amount will be due under the terms of a promissory note to be issued at the time of default. The Company anticipates that the exclusive supply relationship with Avon will consume all available manufacturing capacity of the specially designed pump through the first year. The Company anticipates production to begin in late 2007.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 13, 2006, we dismissed Sherb & Co. LLP as our principal independent public accountant, and engaged Rothstein, Kass & Company, P.C. as our new principal independent accountant. This decision was approved by the Board of Directors of Registrant. Sherb & Co LLP audited our financial statements for the fiscal year ending December 31, 2005. Bloom & Co. LLP was the our principal independent public accountant for the fiscal year ending December 31, 2004. Rothstein, Kass & Company, P.C. was the public accounting firm for Innopump, the accounting acquirer as a result of the reverse acquisition, for the years ending June 30, 2005 and 2006 and was retained as our auditors on September 13, 2006.

Our financial statements for the year ended December 31, 2005 were prepared assuming that we will continue as a going concern. As described in Note 4 to those financial statements, we have suffered recurring losses from operations and have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern. The financial statements did not include any adjustments that might result from the outcome of this uncertainty.

  During our most recent fiscal year and the six month period ended June 30, 2006, there have been no disagreements or reportable events with Sherb & Co. LLP on any matter of accounting principles, or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Sherb & Co. LLP would have caused them to make reference thereto in their reports on the financial statements for such year. Sherb & Co. LLP’s report on the Registrant’s financial statements for the Registrant’s last fiscal year did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles.

During the Registrant’s most recent fiscal year and the six month period ended June 30, 2006, the Registrant has not consulted with Sherb & Co. LLP regarding any matters or reportable events described in Items 304 (a)(2)(i) and (ii) of Regulation S-B.

ITEM 8 A - CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who serves as our Principal Executive Officer and Principal Financial Officer and our Controller, who serves as our Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and the Controller concluded that as of the end of the period covered by this report our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are also effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, to allow timely decisions regarding required disclosure. During the fourth fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8-B OTHER INFORMATION

None.

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS PROMOTERS CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

As of October 12, 2007, the names, ages and positions of the directors and executive officers of the Company are as follows:

Name	Age	Position
Geoffrey Donaldson	64	Chief Executive and Financial Officer, Chairman of the Board, Director
Karen Nazzareno	50	Controller and Secretary
Robin Bartosh	64	Director
Edward P. Bond	73	Director
Thomas Coyle	56	Director
Richard Harriton	72	Director
Michael W. Hawthorne	40	Director

Geoffrey Donaldson, Chief Executive Officer and Chairman of the Board

Geoffrey Donaldson has been our Chief Executive and Financial Officer and Chairman of the Board since August 9, 2006, the date of the Merger. From 1999 to the present he served as the Managing Member of Sea Change Group, LLC, the sub-licensor to Innopump. Prior to that, Mr. Donaldson was President of the Revlon Department Store Group and Chief Executive Officer of Asian American Partners. He is a graduate of L.I. University.

Karen Nazzareno, Secretary and Controller

Karen Nazzareno became our Secretary in September 2006. Ms. Nazzareno also has served as our Controller since August 9, 2006, the date of the Merger. Ms. Nazzareno has been the Controller of our subsidiary, Innopump since January 2006. Prior to that time, she served as Chief Financial Officer of Hydrogel Design Systems (“HDS”), a hydrogel manufacturer. Prior to joining HDS in 1997, Ms. Nazzareno’s professional experience included positions as Assistant Controller at Fischbach Corporation, and audit supervisor at Holtz Rubenstein, a public accounting firm. She is a graduate of Dowling College and a licensed CPA in the State of New York.

Robin Bartosh, Director

Robin Bartosh is the retired founder and CEO of The Cosmetics Plus Group, a nationally recognized retail chain of specialty cosmetic stores. He now resides in Palm Beach Gardens, Florida. He became a Director of the Company on February 1, 2007.

Edward P. Bond, Director

Edward Bond is the Chairman of Bederson & Co., a mid-sized accounting firm with over 80 professionals. Mr. Bond has been Chairman of Bederson & Co. for more than the past five years, and oversees that firm’s bankruptcy and forensic accounting department. Mr. Bond is a graduate of Seton Hall University and has attended New York University and the New York School of Finance and is a licensed CPA in New York and New Jersey as well as a Certified Fraud Examiner (CFE) and a Certified Insolvency and Restructuring Advisor (CIRA). Mr. Bond resides in Convent Station, New Jersey. He became a Director of the Company on February 1, 2007.

Thomas Coyle, Director

Thomas Coyle is a retired Vice President and General Manager of Owens-Illinois Inc. (“OI”). Mr. Coyle’s career has been devoted to the packaging industry. Prior responsibilities with OI have included General Manager Prescription Products, Director of Marketing and Business Development for Plastic Products, Business Manager for Personal Care, Industry Manager Healthcare and Sales Manager. Mr. Coyle is a 1973 graduate of Bowling Green State University where he received a Bachelor of Science Degree in Business Administration. Mr. Coyle resides in Sylvania, OH. He became a Director of the Company on February 1, 2007.

Richard Harriton, Director

For the last five years Richard Harriton has served as the President of Park Avenue Consulting, a privately owned consulting firm which provides business and general consulting services. He became a Director of the Company on August 9, 2006.

Michael W. Hawthorne, Director

Michael W. Hawthorne, is an affiliate of Fursa Alternative Investments, LLC. Prior to becoming an affiliate of Fursa, for more than the past five years, he was Managing Director and Portfolio Manager of Mellon HBV Alternative Investments and assisted in the investment decisions of the Global Event Driven Fund. Prior to Mellon HBV, Mr. Hawthorne was a senior analyst at Milton Partners, L.P. (“Milton”), and a telecommunications industry research analyst at UBS Securities. Mr. Hawthorne graduated with a Masters in Business Administration from the University of North Carolina Graduate School of Business in 1993 and with a Bachelor of Arts degree in economics from Yale University (“Yale”) in 1988. He became a Director of the Company on February 1, 2007.

Term of Office and Family Relationships

All directors hold office until the next annual meeting of shareholders or until their respective successors are elected or until their earlier death, resignation or removal. Executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships among our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and the NASD. Based solely upon our review of the copies of the forms we have received, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to the fiscal year ended June 30, 2007.

Code of Ethics

Versadial adopted a Code of Ethics (the “Code”) in 2007 that applies to our principal executive officer, principal financial officer and principal accounting officer or controller. It constitutes a “code of ethics” within the meaning of the Sarbanes-Oxley law and regulations. Upon request, we will provide, without charge, to any person a copy of our Code of Ethics. Requests for a copy should be directed to our corporate Secretary at our offices, 305 Madison Avenue, Suite 4510, New York, NY 10165.

Director Independence

The Board has affirmatively determined that three of our directors, Robin Bartosh, Edward P. Bond and Thomas Coyle are independent, as the term is defined by applicable Securities and Exchange Commission (“SEC”) rules.

Committees

The Board has not formed any committees. The Board, acting as a whole, believes that it has effectively participated in the consideration of any action that a committee may take.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation with respect to our Principal Executive Officer (“PEO”) and Controller and each of the other executive officers of the Company who received more than $100,000 for services rendered for the year ended June 30, 2007 and 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(4)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)		Total($)
Geoffrey Donaldson Chief Executive Officer (PEO)	2007 2006	$ $	252,000 237,500	- -	- -	- -	- -	- -	- -		$ $	252,000 237,500

Karen Nazzareno Controller	2007 2006	$ $	115,708 65,000	- -	- -	- -	- -	- -	- -		$ $	115,708 65,000
Paul Block, Former President (1)	2007 2006	$ $	66,668 66,668	- -	- -	- -	- -	- -	$58,332 -	(1)	$ $	125,000 66,668

(1)	Mr. Block resigned in December 2006 and was granted a 1 year consulting agreement at $100,000 to be paid at $8,333 per month through November 2007.

Outstanding Equity Awards at Fiscal Year End

We do not currently maintain any stock or other equity compensation plans.

Directors Compensation

During the fiscal year ended June 30, 2007, no Director received any compensation for services provided in such capacity. Directors are reimbursed for reasonable expenses incurred in attending board and committee meetings.

The following table provides the compensation earned by our non-employee directors for the year ended June 30, 2007.

Director Compensation

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards $	Option Awards($)	Non-equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)		Total($)
Richard Harriton		—	—	—	—	$50,000	(2)	$50,000
Thomas Coyle		—	—	—	—	$21,500	(3)	$21,500
		—	—	—	—	—
		—	—	—	—	—

(2)
In April 2005, we entered into a three-year business consulting agreement with an entity owned by Mr. Harriton which provides for an annual fee of $65,000 in the first year and $50,000 the following two years. The fees are payable quarterly.

(3)	Mr. Coyle provides consulting services as related to sales and manufacturing as requested by us. Mr. Coyle has no written agreement in relation to these services.

Employment Agreements

The Company does not have an employment agreement with its Chief Executive Officer or any other officer.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of October 12, 2007 of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of the Company’s executive officers and directors and (iii) all of the Company’s executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (3)	Rights to Acquire Beneficial Ownership Through Exercise of Options and Warrants Within 60 Days	Total Beneficially Owned as % of Outstanding Shares (2)
Geoffrey Donaldson (4) (5) (11)	5,030,422		32.9%
Gerhard Brugger(11)	1,126,897		7.4%
Richard Harriton (5)(11)	1,744,799	11,112	11.4%

Matthew Harriton (6)(11)	1,733,687		11.3%
Karen Nazzareno (7)	56,866		.3%
Robin Bartosh (5) 1016 Grand Isle Terrace Palm Beach Gardens, FL 33418	130,027		.8%
Edward P. Bond (5) 17 Boxwood Drive Convent Station, NJ	21,672		.1%
Thomas Coyle (5) 2254 Big Hickory Run Sylvania, OH 43560	-0-		.0%
Michael W. Hawthorne (5) (9) 444 Merrick Road Suite 104 Lynbrook, NY 11563	1,688		.0%
Paul Block(8) 1075 Park Avenue, Suite 14C New York, NY 10128	866,844		5.7%
Fursa Master (9)(11) Global Event Driven Fund, L.P. 444 Merrick Road Suite 104 Lynbrook, NY 11563	10,996,042	2,852,903	44.8%
Prospero Capital, LLC (10) 357 West Sunrise Highway Freeport, NY 11520	813,407	813,407	5.0%
All officers and directors as a group (7 persons)	6,985,474	11,112	45.6%

(1) Unless otherwise noted, the address for each of the named beneficial owners is 305 Madison Avenue, New York,
NY 10165.

(2) The number of outstanding shares of common stock is based upon 15,309,194 shares issued and outstanding on a non-fully diluted basis. The number of outstanding shares as calculated for each beneficial owner includes any shares that are potentially issuable to that owner under the terms of convertible debt and warrants as noted.

(3) Includes right to acquire shares through exercise of warrants and convertible debt.

(4) Mr. Donaldson is the current CEO, Director and Chairman of the Board of Company.

(5) Director of the Company.

(6) Mr. Matthew Harriton is a related party to Mr. Richard Harriton who serves as a Director of the Company.

(7) Ms. Nazzareno is the Secretary, and Controller of the Company.

(8) Mr. Paul Block is the former President of the Company. Mr. Block resigned in December 2006.

(9) Includes 2,852,903 shares issuable upon the exercise of warrants and 6,373,415 shares issuable upon the conversion of debt. Fursa Alternative Strategies, LLC holds voting and investment control of the shares held by Fursa Master Global Event Driven Fund, L.P. William Harley holds voting and investment control of Fursa Alternative Strategies, LLC. Michael W. Hawthorne, Director, is an affiliate of Fursa Alternative Strategies, LLC.

(10) Prospero Capital, LLC is an affiliate of Fursa Alternative Strategies, LLC. Includes 813,407 shares issuable on exercise of warrants. Mickcy Harley holds voting and investment control of Prospero Capital, LLC.

(11) The shares owned by Messrs. Donaldson and Brugger and the Messrs. Harriton are subject to a lock-up agreement in favor of Fursa Master Global Event Driven Fund, L.P. that restricts the disposition of such shares so long as the 10% senior redeemable convertible debt remains outstanding.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

The Board does not have any committees. The Board has affirmatively determined that three of our directors, Robin Bartosh, Edward P. Bond and Thomas Coyle, are independent, as the term is defined by applicable Securities and Exchange Commission (“SEC”) rules.

Transactions of Innopump

There were three outstanding notes with Richard Harriton, a director and major shareholder of the Company reflected on the financial statements prior to the merger with CARS: an 8% per annum note in the principal amount of $1,098,536 due from SCG which matures, as amended, on October 31, 2007 and a $300,000 8% per annum note with Innopump which matured on the earlier of October 30, 2006 or the date of the merger of Innopump with CARS. The $300,000 note was paid at the closing of the merger on August 9, 2006. On April 22, 2005, Innopump signed a $250,000 promissory note with Richard Harriton. The 8% note was collateralized by the assets of Innopump, and was due with interest on October 22, 2005. This note was paid at the closing of the merger on August 9, 2006.

There were two outstanding notes with Matthew Harriton reflected on the financial statements prior to the merger with CARS: a $100,000 8% per annum note due from SCG which matures, as amended, on October 31, 2007 and has a remaining balance of $70,000, and a $100,000 8% per annum note with Innopump which matured on the earlier of October 30, 2006 or the date of the merger of Innopump with CARS. Mr. Matthew Harriton is a consultant of Innopump and the son of Richard Harriton. The $100,000 outstanding note due from Innopump was paid at the closing on August 9, 2006.

In April 2005, Innopump entered into a three-year consulting agreement with an entity owned by Richard Harriton which provides for an annual fee of $65,000 in the first year and $50,000 the following two years. The fees are payable as follows: $15,000 upon execution of the agreement and quarterly thereafter commencing with equal installments payable on June 30, September 30, December 31 and March 30 thereafter.

Effective May 1, 2004, SCG entered into a lease agreement for its corporate offices and started to sublease office space, on a month to month basis, to various related entities including Innopump. Innopump’s monthly rental payments to SCG are approximately $12,000.

On June 21, 2006, Innopump, entered into a Sublicense Agreement (the "Sublicense Agreement") with VDM Holdings, LLC , an entity majority owned by the stockholders and officers of Innopump. The Sublicense Agreement grants VDM Holdings, LLC the exclusive right to exploit and market the Dispensers through direct response marketing and non-exclusively through other selected channels of distribution in consideration of a 3.5% royalty based on sales and the purchase of certain minimum quantities on an annual basis. The minimum order quantities to maintain exclusivity are 40,000 dispensers for the period of inception through December 31, 2006, 75,000, and 115,000 for the calendar years 2007 and 2008 respectively and a 5% increase annually thereafter for the term of the Sublicense Agreement. The Sublicense Agreement remains in effect through December 31, 2024.

We believe that the terms of the transactions listed above were equivalent to, or as favorable as, terms in transactions with non-affiliates.

Transactions of CARS prior to merger

Set forth below are the related party transactions between CARS’s shareholders, officers and/or directors, and CARS.

ODC Partners, LLC on July 1, 2003, entered into a Revolving Convertible Credit Facility with CARS, which requires ODC to lend CARS up to $100,000 during the credit period. Daniel Myers, the Chairman and President of CARS prior to the merger with Innopump, is the manager of ODC Partners, LLC. As of July 31, 2006 the balance of the loan payable was $100,000. On July 31, 2006 ODC Partners converted the Revolving Convertible Credit Facility into 222,223 shares of common stock.

We believe that the terms of the transactions listed above were equivalent to, or as favorable as, terms in transactions with non-affiliates.

Transactions of Versadial Subsequent to Merger

On August 9, 2006, in connection with the Merger, we sold 10% senior redeemable convertible debt (“Convertible Debt”) under the terms of a Securities Purchase Agreement (the “August 9 Agreement”) in the principal amount of $7.5 million to Mellon HBV Master U.S. Event Driven Fund and Mellon HBV Master Global Event Driven Fund (now known as Fursa Master Global Event Driven Fund, LP, and referred to herein as the “Investor”) in exchange for $7.5 million in cash. The proceeds from the Convertible Debt were used for working capital, capital expenditures, mandatory debt repayment, and general corporate purposes. Contemporaneously, we entered into a Registration Rights Agreement with the Investor.

Interest accrues at 10% per annum, payable in cash or paid in kind (“PIK”) at our option, on the one year anniversary of the date of issuance with respect to the first year of accrued interest and quarterly in arrears thereafter. Any interest not paid when due will accrue and will be added to the principal in determining the number of shares of Common Stock issuable upon conversion of the Convertible Debt. The Convertible Debt matures 30 months after the date of issuance (“Maturity Date”). We do not have the option to prepay the Convertible Debt prior to the Maturity Date. We must redeem 100% of the Convertible Debt, unless earlier converted, for an amount equal to 120% of the outstanding principal plus accrued interest, on the Maturity Date. On August 9, 2007, the Investor agreed to convert $750,000 in interest due on August 9, 2007 on our Convertible Debt at a conversion price of $1.1768, equal to the conversion price of the underlying convertible notes for an aggregate 637,349 shares which were issued on August 27, 2007.

The Convertible Debt is convertible into 6,373,415 shares of our common stock. The price per share is equal to $16 million divided by the number of outstanding shares of the Surviving Company on a fully-diluted basis (“Original Purchase Price”). This conversion price is subject to weighted-average, anti-dilution protection on all subsequent financings by us. The Investor has the right at any time and from time to time prior to the Maturity Date, to convert, in whole or in part, outstanding Convertible Debt and any accrued interest into our common stock at the Investor’s discretion.

The Investor also received warrants aggregating 22% of the shares issuable on conversion to purchase 1,402,153 shares of common stock at an exercise price of $1.17675 per share. The warrants have a five (5) year term expiring on August 9, 2011. The warrants are exercisable for our common stock at any time prior to expiration and permit cashless exercise.

On October 17, 2006, we entered into an Amendment with the Investor (the “Amendment”) to the August 9 Agreement. In consideration of the deletion of the EBITDA targets set forth in the August 9 Agreement, we issued to the Investor, additional warrants, for an aggregate of 318,672 shares of our common stock at an initial exercise price of $1.17675 per share, with an expiration date of August 9, 2011.

As we did not meet certain product testing requirements of a prospective customer by March 31, 2007, we were required to issue to the Investor further additional warrants for an aggregate of 318,671 shares of our common stock at an initial exercise price of $1.17675 per share, with an expiration date of August 9, 2011. On March 31, 2007, these warrants were issued as the testing requirements were not met until May 2007.

We signed a Registration Rights Agreement with the Investor on August 9, 2006 whereby we are obligated to register the resale of its shares of common stock issuable upon the exercise of the warrants and have the registration statement declared effective by the Securities and Exchange Commission. On September 28, 2007, the Investor agreed to extend the required date for the initial registration statement to be declared effective from October 1, 2007 to a date to be established as long as the we file an amended SB-2A addressing the SEC comments and respond to the current comment letter by October 31, 2007. If the registration statement is not declared effective within the time frame described, or if the registration is suspended, we will be obligated to issue additional warrants (“Liquidated Damages Warrants”) to the Investor. Initially, we will be obligated to issue to the Investor 2% of the number of shares of common stock issuable to the Investor upon conversion of the Convertible Debt or approximately 127,000 shares. In addition, for each full thirty (30) day period after the date that the registration statement has not been declared effective, we are obligated to issue to the Investor warrants exercisable for a number of shares of common stock equal to 2% percent of the number of shares of common stock issuable to the Investor.

The agreement also required us to meet certain requirements such as effecting a reverse stock split and redomiciling in Delaware. The reverse stock split was completed in March 2007. The requirement to redomicile was extended until within (45) days following demand at any time commencing on the first anniversary of the Closing Date of the merger and ending on the third anniversary of the Closing Date.

On February 1, 2007, we entered into a $3.0 million Secured Line Of Credit Agreement (“Credit Agreement”) with Fursa Alternative Strategies, LLC (referred to herein as the “Lender”). The line is due on February 1, 2008 but may be extended for an additional 3 months. The line bears interest at a rate equal to the three month LIBOR rate plus 700 basis points (12.4% at June 30, 2007). Upon a default under the terms of the note, the Interest Rate will increase by 4%. In addition, on the maturity date, we will incur a non-refundable fee equal to .75% on the average monthly undrawn portion of the maximum borrowings. At June 30, 2007, we had drawn an aggregate of $3.0 million of the available line.

In conjunction with the Credit Agreement, we initially granted warrants to each of Lender and Prospero Capital, LLC (formerly known as Sagamore Hill Capital, LLC), an affiliate of the Lender (“Prospero”), to purchase respectively, one million eighty four thousand four hundred and forty two (1,084,543) shares of the Company’s common stock.

On March 31, 2007, we secured certain purchase orders as defined in the Credit Agreement which entitled us to redeem 25% of the initial warrants. The aggregate warrants issued to each of Lender and Prospero, after giving effect to the 25% redemption, to purchase 813,407 shares of our common stock are exercisable for five years from the date of issuance at an initial exercise price equal to $2.475 per share subject to adjustment under certain events. The initial warrants granted under the agreement were cancelled.

Upon the expiration or termination of the credit facility under the Agreement, whichever occurs first, we have the option to purchase 25% of the total number of initial warrants issued at an aggregate purchase price of $250,000.

The Credit Agreement dated February 1, 2007 was amended on July 9, 2007 to reflect the increased amount of the line of credit available to us from $3.0 million to $4.0 million. On July 10, 2007, we drew down the additional $1.0 million available under the terms of the amended Credit Agreement.

We also agreed to pay to the Lender a waiver fee of $50,000, payable on the earlier of September 30, 2007 or upon obtaining additional financing, as referred to in the amended Credit Agreement. The waiver fee is payable for our failure to appoint a chief operating officer and meet certain financial covenants, as referred to in the amended Credit Agreement. The waiver also required us, no later than September 30, 2007, to establish a comprehensive financing plan that addresses our funding needs for at least 18 months following September 30, 2007.

On September 28, 2007, we paid the $50,000 waiver fee and provided the Lender a comprehensive financing plan for the next 18 months. The Lender also agreed to delay, until further notice, the requirement for us to appoint a chief operating officer.

On August 27, 2007, we issued 1,132,375 shares of common stock upon the conversion by the Lender, acting on behalf of the Investor, of $2,000,000 in principal amount of the Credit Agreement notes at a per share conversion price of $1.7662.

On August 30, 2007, with the consent of the Investor, we entered into a Securities Purchase Agreement whereby we could sell 8% promissory notes (“Notes”) in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of Notes. The Notes are due upon the earlier of (a) six months following the final closing of the Notes, (b) the date on which we receive no less than $4.0 million in gross cash proceeds from the closing of a private offering of our equity securities or (c) on the date we close on a rights offering. As of October 4, 2007, we have received net proceeds of approximately $1.1 million from the sale of the Notes of which $900,000 was received from an entity owned by Richard Harriton.

On March 2, 2007, we changed our corporate name to Versadial, Inc., and effected a one for forty-five reverse stock split. References in this report to numbers of outstanding shares of common stock give effect to this reverse stock split.

Item 13.

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation, as amended. (1)

3.2	By-Laws. (2)

4.1	Form of Common Stock Certificate. (15)

4.2
Registration Rights Agreement dated August 9, 2006 among the Company and Mellon HBV Master US Event Driven Fund, LP and Mellon HBV Master Global Event Driven Fund, LP (together, now named Fursa Master Global Event Driven Fund, L.P.). (3)

4.3	Securities Purchase Agreement dated August 9, 2006 between the Company and Fursa Master Global Event Driven Fund, LP (16)

4.4	Security Agreement dated August 9, 2006 from the Company to Fursa Master Global Event Driven Fund, L.P. (16)

4.5	Guaranty from Innopump, Inc. to Fursa Master Global Event Driven Fund, L.P. (16)

4.6	Security Agreement from Innopump, Inc. to Fursa Master Global Event Driven Fund, L.P. (15)

4.7	Amendment No. 1. to Securities Purchase Agreement dated October 17, 2006 between the Company and Fursa Master Global Event Driven Fund, L.P. (4)

4.8	Amendment Agreement dated November 10, 2006 between the Company and Fursa Master Global Event Driven Fund, L.P. (5)

4.9	Amendment Agreement dated February 16, 2007 between the Company and Fursa Master Global Event Driven Fund, L.P. (7)

4.10	Form of Convertible Note. (3)

4.11	Form of Common Stock Purchase Warrant issued in connection with Convertible Note (3)

4.12	Form of Common Stock Purchase Warrant issued in connection with the Merger between the Company and Innopump, Inc. (3)

4.13	Line of Credit Agreement dated February 1, 2007 between the Company and Fursa Alternative Strategies, LLC. (6)

4.14	Form of Common Stock Purchase Warrant issued in connection with the Line of Credit (6)

4.15	Form of Note issued in connection with the Line of Credit (6)

4.16	Lock-up Agreement dated as of August 9, 2006 among Gerhard Brugger, Geoffrey Donaldson, Matthew Harriton, Richard Harriton and Fursa Master Global Event Driven Fund, L.P. *

4.17	Amendment No. 1 dated July 9, 2007 to the Line of Credit Agreement between the Company and Fursa Alternative Strategies, LLC. (12)

4.18	Form of Note issued in connection with Amendment No. 1 to the Line of Credit (12)

4.19	Securities Purchase Agreement dated as of August 30, 2007 between the Company and the Lenders Named Herein. *

10.1	Consulting Agreement dated April 22, 2005 between Innopump, Inc. and Park Avenue Consulting. (16)

10.2	Amended and Restated License Agreement dated January 1, 2003 between Sea Change Group, LLC and Gerhard Brugger. (15)

10.3	Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC. (16)

10.4	Sublicense Agreement dated June 2, 2006 between Innopump, Inc. and VDM Holdings, LLC . (16)

10.5	Asset Purchase Agreement dated May 25, 2005 between Sea Change Group, LLC and Innopump, Inc. (16)

10.6	Agreement and Plan of Merger dated August 9, 2006 among Carsunlimited.com, Inc., Pump Acquisition Corp. and Innopump, Inc. (3)

10.7	Amendment No. 1 dated July 13, 2006 to the Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC. (16)

10.8	Amendment No. 1 dated July 10, 2006 to the Asset Purchase Agreement dated May 25, 2005 between Sea Change Group, LLC and Innopump, Inc. (16)

10.9	Amendment as to Payment Terms dated June 16, 2006 to the Amended and Restated License Agreement dated January 1, 2003 between Sea Change Group, LLC and Gerhard Brugger. (16)

10.10	Manufacturing Agreement dated September 20, 2006 between Innopump, Inc. and Seidel GmbH & Co. *

10.11	Amendment No. 2 dated April 1, 2007 to the Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC. *

10.12	Supply Agreement dated as of April 20, 2007 effective upon execution of the Agreement to License, between Alltrista Plastics Corporation d/b/a Jarden Plastic Solutions and Innopump, Inc. (8)

10.13
Tooling Amortization Agreement dated as of April 20, 2007, effective upon execution of the Agreement to License, between Alltrista Plastics Corporation d/b/a Jarden Plastic Solutions and Innopump, Inc. (9)

10.14	Agreement to License dated as of April 20, 2007, effective April 30, 2007 by and between Gerhard Brugger, Sea Change Group, LLC and Alltrista Plastics Corporation, d/b/a Jarden Plastic Solutions. (10)

10.15	Master Supply Agreement dated July 10, 2007 between Versadial, Inc. and Avon Products, Inc. (11)

10.16	Amendment No. 3 dated September 18, 2007 to the Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC. *

10.17	Amendment No. 2 as to Payment Terms dated September 18, 2007 to the Amended and Restated License Agreement dated January 1, 2003 between Sea Change Group, LLC and Gerhard Brugger. *

14	Code of Ethics of Versadial, Inc.*

16.1	Letter from Sherb & Co. LLP re: Change in Registrant’s Certifying Accountant (13)

99.1	Audited financial statements of Innopump, Inc. for the years ended June 30, 2006 and 2005. (14)

31	Certification of Principal Executive and Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Principal Executive and Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*  Filed herewith.

(1)
Incorporated by reference to the Company’s Registration Statement filed on May 9, 2001 as Exhibit 3.1, to the Amendment filed with the Company’s Report on Form 8-K filed on August 2, 2006 as Exhibit 3.2, Amendment filed with the Company’s Report on Form 8-K filed on August 9, 2006 as Exhibit 3.1, and Amendment filed with the Company’s Report on Form 8-K filed on March 2, 2007 as Exhbits 3.1(1) and (2).

(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement filed on May 9, 2001

(3)	Incorporated by reference to Exhibits 2.1, 4.1, 4.2 and 4.3 of Form 8-K of the Company filed on August 11, 2006.

(4)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed o n October 23, 2006.

(5)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on November 15, 2006

(6)	Incorporated by reference to Exhibit 4.1 of Form 8-K of the Company filed on February 7, 2007

(7)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on February 22, 2007

(8)	Incorporated by reference to Exhibits 10.1 of Form 8-K of the Company filed on May 4, 2007

(9)	Incorporated by reference to Exhibit 10.2 of Form 8-K of the Company filed on May 4, 2007

(10)	Incorporated by reference to Exhibit 10.3 of Form 8-K of the Company filed on May 4, 2007

(11)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on July 16, 2007

(12)	Incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of Form 8-K of the Company filed on July 12, 2007.

(13)	Incorporated by reference to Exhibit 16.1 of Form 8-K/A of the Company filed on September 26, 2006.

(14)	Incorporated by reference to Exhibit 99.5 of Form 8-K/A of the Company filed on October 13, 2006.

(15)	Incorporated by reference to same Exhibit No. on Form SB-2 of the Company filed on March 16, 2007.

(16)	Incorporated by reference to same Exhibit No. on Form SB-2/A of the Company filed on August 13, 2007.

Item 14. PRINCIPAL ACCOUNTANT FEE AND SERVICES

The following is a summary of the fees billed to the Company by its independent accountants, Rothstein Kass & Company, P.C. applicable to the fiscal years ended June 30, 2007 and 2006:

Fee category	2007	2006
Audit fees	$92,710	$131,000

Audit-related fees	10,500	-

Tax fees	-	-

All other fees	-	-
Total fees	$103,210	$131,000

Audit fees: Consists of fees for professional services rendered by our principal accountants for the annual audit of the Company's financial statements and the review of quarterly financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees: Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

Tax fees: Consists of fees for professional services rendered by our principal accountants for tax advice.

All other fees: Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of October 2007.

VERSADIAL, INC.

By:	/s/ Geoffrey Donaldson
Geoffrey Donaldson, Principal Executive and Financial Officer

By:	/s/ Karen Nazzareno
Karen Nazzareno,
Controller

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 15th, 2007 by the following persons in the capacities indicated:

/s/ Geoffrey Donaldson	Chairman of the Board
Geoffrey Donaldson	Chief Executive Officer

/s/ Robin Bartosh
Robin Bartosh	Director

/s/ Edward P. Bond
Edward P. Bond	Director

/s/ Thomas Coyle	Director
Thomas Coyle

/s/ Richard Harriton	Director
Richard Harriton

/s/ Michael W. Hawthorne	Director
Michael W. Hawthorne