Form 10QSB
period 2007-09-30
VERSADIAL, INC.
filed 2007-11-19
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2007

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 15,309,194 shares of common stock, par value $0.0001 per share, as of November 19, 2007.

VERSADIAL, INC.
FORM 10-QSB
QUARTERLY REPORT
For the Three Months Ended September 30, 2007
TABLE OF CONTENTS

Part I - Financial Information

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheet	1

Consolidated Statements of Operations	2

Consolidated Statements of Cash Flows	3-4

Notes to Consolidated Financial Statements	5-17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-24

Item 3. Controls and Procedures	25

Part II. - Other Information	26-27

Signatures	28

Exhibit 31

Exhibit 32

Item 1. Financial Statements

VERSADIAL, INC.

CONSOLIDATED BALANCE SHEET

September 30,
2007
(unaudited)
ASSETS

Current assets
Cash	$53,665
Due from affiliates	29,363
Accounts receivable	223,053
Sublease and other receivable	229,347
Inventories	644,385
Prepaid expenses and other current assets	72,457
Total current assets	1,252,270

Property and equipment, net	2,837,398

Other assets
Deposits on production equipment	3,073,921
Deferred financing costs	463,098
Deferred registration costs	25,015
Security deposit	34,155
Total other assets	3,596,189

$7,685,857

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes and interest payable, net of debt discount of $169,927	$2,180,508
Notes and interest payable, related parties, net of debt discount of $17,011	2,129,220
Interest payable on convertible note	104,167
Due to licensor	530,793
Accounts payable and accrued expenses	1,907,076
Capital lease obligations, current portion	585,672
Due to related parties	224,253
Deferred revenue	257,966
Customer deposits	18,911
Total current liabilities	7,938,566

Long-term liabilities
Convertible note and interest payable, net of debt discount of $344,731	7,829,725
Customer advance	1,700,000
Capital lease obligations	478,528
Derivative financial instruments	2,994,106
Sublease security deposit, affiliate	6,830
13,009,189

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value, 2 million shares authorized, zero issued and outstanding
Common stock, $.0001 par value, 35 million shares authorized,
15,309,194 issued and outstanding	1,531
Additional paid-in-capital	4,285,390
Accumulated deficit	(17,548,819)
Total stockholders' deficit	(13,261,898)

$7,685,857

See accompanying notes to unaudited consolidated financial statements

VERSADIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)

Net revenues	$148,687	$19,475

Cost of revenues
Direct costs	290,989	21,765
Indirect costs	421,503	148,940
	712,492	170,705
Gross margin	(563,805)	(151,230)

Operating expenses
General and administrative	787,637	697,178

Loss from operations	(1,351,442)	(848,408)

Other income (expenses)
Sublease income, affiliates	12,915	9,624
Interest expense	(479,219)	(261,005)
Interest expense, related parties	(25,777)	(31,877)
Amortization of debt discount	(190,227)	(36,214)
Amortization of financing costs	(125,322)	(74,836)
Loss on derivative financial instruments	(526,901)
Loss on foreign currency exchange	(33,174)	(4,007)
	(1,367,705)	(398,315)
Net loss	$(2,719,147)	$(1,246,723)

Weighted average common shares outstanding
Basic	14,318,197	12,188,815
Diluted	17,400,688	12,899,917

Loss per common share
Basic and Diluted	$(0.19)	$(0.10)

See accompanying notes to unaudited consolidated financial statements

VERSADIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2007	2006
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(2,719,147)	$(1,246,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203,366	81,141
Amortization of financing costs	125,322	74,836
Amortization of debt discount	190,227	36,214
Loss on derivative financial instruments	526,901
Changes in operating assets and liabilities:
Due from affiliates	176	(3,275)
Accounts receivable	1,931	39,415
Sublease and other receivable	(229,347)
Inventories	(97,053)	(252,483)
Prepaid expenses and other current assets	(8,169)	(16,341)
Due to licensor	98,673	75,024
Accounts payable and accrued expenses	276,538	137,734
Due to related parties	28,304	7,430
Deferred revenue	257,966
Customer deposits		13,480
Interest payable	391,901	386,510
Net cash used in operating activities	(952,411)	(667,038)

Cash flows from investing activities
Purchase of equipment	(186,655)	(167,133)
Payment of deposits on production equipment	(653,407)
Payments for merger costs		(142,919)
Net cash acquired from merger		95
Net cash used in investing activities	(840,062)	(309,957)

Cash flows from financing activities
Proceeds from issuance of convertible note		1,706,846
Proceeds from issuance of note, related parties	600,000
Proceeds from issuance of notes	1,200,000
Proceeds from customer advance		700,000
Payments for financing costs	(30,000)
Payments on equipment leases	(58,223)
Net cash provided by financing activities	1,711,777	2,406,846

Net (decrease) increase in cash	(80,696)	1,429,851

Cash, beginning of period	134,361	917,296

Cash, end of period	$53,665	$2,347,147

See accompanying notes to unaudited consolidated financial statements

VERSADIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended
	September 30,
	2007		2006
	(unaudited)		(unaudited)

Supplemental disclosure of cash flow information, cash paid during the period for interest		$101,857	$427,288

Supplemental disclosure of non-cash investing and financing activities:

Convertible debentures and note converted to common stock		$2,000,000	$1,200,000

Interest paid in common stock		$796,687	$-

Debt discount related to convertible note		$-	$635,142

Purchase of equipment financed by lease obligation		$870,965	$-

Reclassification of deposit on equipment to equipment		$147,493	$-

Reclassification of deferred financing cost to accounts payable		$-	$175,000

Issuance of convertible notes	$		$7,500,000
Payments made directly to debtholders			(4,517,154)
Merger and financing costs			(1,026,000)
Payment made directly to licensor			(250,000)

Net proceeds received	$		1,706,846

See accompanying notes to unaudited consolidated financial statements

VERSADIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Pursuant to the Merger Agreement, the Registrant issued 12,625,243 shares of its common stock to shareholders of Innopump in consideration of Innopump merging with and into PAC and becoming a wholly-owned subsidiary of the Registrant ("Merger") which resulted in the Innopump shareholders receiving approximately 93.25% of the outstanding stock and the CARS shareholders retaining approximately 6.75% or 914,227 shares. As a result of the Merger, Innopump became a wholly-owned subsidiary of the Registrant and the holders of Innopump common stock and debt acquired a majority interest of the Company. The accounting of this transaction differs from its legal form, as Innopump is considered the accounting acquirer and the Registrant the acquired entity. The transaction has been accounted for as a reverse acquisition under the purchase method of accounting, whereby the assets of CARS were revalued and the purchase price allocated to those assets acquired and liabilities assumed. Innopump’s historical financial statements were carried forward subsequent to the merger as those of the combined entity. On March 2, 2007, CARS changed its name to Versadial to capitalize on the awareness of its trademarked name for its products in the marketplace as described below.

The Company is engaged in the manufacture of a dispenser that enables the user to blend two liquids in varying proportions. The dispensers are currently manufactured in Germany and are being utilized in the food, sun care, skincare, and cosmetic industries.

2.	Going concern and liquidity

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At September 30, 2007, the Company has incurred cumulative losses of approximately $17.5 million since inception and utilized cash of approximately $1.0 million for operating activities during the three months ended September 30, 2007. The Company has a working capital deficit of approximately $6.7 million and a stockholders’ deficit of approximately $13.3 million as of September 30, 2007.

At September 30, 2007, current liabilities include $1.5 million due to shareholders on February 28, 2008 (see Note 17) which management believes will be extended if necessary prior to maturity. Current liabilities also include approximately $2.0 million (before debt discount) in notes due on February 1, 2008 (see Note 8) which management believes may be converted to equity dependent on additional future financings.

On August 30, 2007, the Company entered into a Securities Purchase Agreement whereby it could sell 8% promissory notes in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of notes. The notes are due upon the earlier of (a) six months following final closing, (b) the date on which the Company receives no less than $4.0 million in gross proceeds from the closing of a private offering of its equity securities or (c) on the date the Company closes on a rights offering. As of November 13, 2007, the Company has received net proceeds of $1.5 million in regards to the notes of which $1.3 million was received from a related party (see Notes 7 and 17).

VERSADIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Management recognizes that the Company must generate additional revenue and sufficient gross profits to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base and product line as well as commencing production at a domestic manufacturing facility in the United States and commencing production in connection with a supply agreement with a customer in the consumer products industry as related to the manufacture of a new size dispenser. Management believes that the capital received to date from previous financings will not be sufficient to meet financial obligations in regard to the capital equipment commitments required to expand its product line and increase production capacity and to fund operations during the next twelve months and that additional debt or equity financing will be required (see Note 15).

There can be no assurance that the Company will be successful in building its customer base and product line or that the available capital will be sufficient to fund current operations and to meet financial obligations as related to capital expenditures until such time that the revenues increase to generate sufficient profit margins to cover operating costs. If the Company is unsuccessful in building its customer base or is unable to obtain additional financing, on terms favorable to the Company, there could be a material adverse effect on the financial position, results of operations and cash flows of the Company. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Summary of significant accounting policies

Basis of Presentation

The Company’s fiscal year ends on June 30, and therefore references to fiscal 2007 and 2006 refer to the fiscal years ended June 30, 2007 and June 30, 2006, respectively.

The accompanying unaudited consolidated financial statements of the Company reflect the historical results of the predecessor entity, Innopump, prior to August 9, 2006 and the consolidated results of operations of Versadial subsequent to the acquisition date of August 9, 2006.

The common stock and per share information in the consolidated financial information and related notes have been retroactively adjusted to give effect to the reverse merger on August 9, 2006 and to give effect to the one for forty-five reverse stock split that became effective on March 2, 2007 (see Note 14).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended June 30, 2007 of the Company, included in the Annual Report filed on Form l0-KSB for the year then ended. These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for the fiscal quarters ended September 30, 2007 and 2006. The results of operations for the first quarter of fiscal 2008 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

On May 25, 2005, Innopump acquired all of the assets and assumed certain liabilities of Sea Change Group, LLC ("SCG"), a privately held New York Limited Liability Company formed in 1999. This transaction between Innopump and SCG, which were entities under common control, was accounted for in a manner similar to a pooling of interests whereby the assets and liabilities of SCG were transferred to Innopump at historical amounts. Prior to the merger with Registrant, the financial statements of Innopump were prepared as if the transaction had occurred at the beginning of the period presented, and present the financial data of previously separate entities.

VERSADIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

In December 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46r”). FIN 46r requires certain variable interest entities (“VIE”) to be consolidated by the primary beneficiary entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

The Company is the primary beneficiary of SCG under FIN 46r. SCG, as a result of the business acquisition, is no longer an operating entity and is dependent on the Company for all of its income consisting of future royalties and license fees. The Company consolidated the results of SCG’s operations for the three months ended September 30, 2007 and 2006. For the three months ended September 30, 2007 the operations of SCG consisted of approximately $(19,000) in net loss derived from an aggregate of $4,000 in royalty fees from the Company, net of interest and other operating expenses. For the three months ended September 30, 2006 the operations of SCG consisted of approximately $116,000 in net income derived from a $150,000 license fee from the Company, net of interest and other operating expenses. SCG’s assets at September 30, 2007 approximated $140,000 consisting mainly of sublease income receivable, royalties receivable from the Company and a security deposit on a lease. SCG’s liabilities at September 30, 2007 approximated $1.5 million consisting primarily of loans due to partners which were not assumed by the Company as part of the business acquisition described above. These assets and liabilities are included in the unaudited consolidated financial statements.

The unaudited consolidated financial statements include the accounts of the Company and SCG. All intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Accounts are written off as uncollectible at the discretion of management. There was no allowance for doubtful accounts at September 30, 2007.

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

Machinery and equipment	7 Years
Molds	2-7 Years
Computer equipment	3 Years

Costs of maintenance and repairs are expensed as incurred while betterments and improvements are capitalized.

VERSADIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Impairment of Long-Lived Assets

Certain long-lived assets of the Company are reviewed at least annually to determine whether there are indications that their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairment charges as of September 30, 2007.

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

VERSADIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

4.	Inventories

Inventories consist of the following at September 30, 2007:

September 30,
2007

Raw materials	$341,287
Work-in-process	60,298
Finished goods	242,800
$644,385

5.	Property and equipment

Property and equipment consist of the following at September 30, 2007:

September 30,
2007

Machinery and equipment	$1,048,146
Molds	2,990,586
Computer equipment	11,356
4,050,088
Less accumulated depreciation	1,212,690
$2,837,398

Depreciation expense amounted to approximately $203,000 and $81,000 for the three months ended September 30, 2007 and 2006, respectively.

6.	Deposits on production equipment

Deposits on production equipment consist of the following at September 30, 2007:

	Amount at September 30, 2007	Total estimated cost

New assembly equipment	$141,409	$425,000
Assembly equipment new size dispenser	401,492	1,150,000
Production molds for new size dispenser	2,531,020	3,300,000	(a)
	$3,073,921	$4,875,000

(a)	Upon completion of construction of molds, approximately $800,000 of balance will be financed through a capital lease to be paid monthly through March 2009 (see Note 15).

VERSADIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

7.	Securities Purchase Agreement

On August 30, 2007, with the consent of the holder of the Company’s $7.5 million senior convertible debt, Fursa Master Global Event Driven, Fund, LP (referred to herein as the “Investor”), the Company entered into a Securities Purchase Agreement whereby it could sell 8% promissory notes (“Notes”) in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of Notes. The Notes and interest are due upon the earlier of (a) six months following the final closing of the Notes, (b) the date on which the Company receives no less than $4.0 million in gross cash proceeds from the closing of a private offering of its equity securities or (c) on the date the Company closes on a rights offering. At September 30, 2007, the Company had received $800,000 in net proceeds of which $600,000 was received from Richard Harriton, a related party, who serves as a Director and is a major shareholder of the Company. Debt discount of approximately $25,000 will be charged to operations over the life of the underlying debt with a corresponding increase to the debt. For the three months ended September 30, 2007, approximately $3,000 was charged to operations. Interest expenses approximated $3,000 for the three months ended September 30, 2007. As of November 13, 2007, the Company has received net proceeds of $1.5 million in regard to the Notes of which $1.3 million was received from Mr. Harriton (see Note 17).

8.    Amendment to the Secured Line of Credit Agreement

The Secured Line of Credit Agreement (“Credit Agreement”) with Fursa Alternative Strategies, LLC (referred to herein as the “Lender”) dated February 1, 2007 was amended on July 9, 2007 to reflect the increased amount of the line of credit available to the Company from $3.0 million to $4.0 million. On July 10, 2007, Versadial drew down the additional $1.0 million available under the terms of the amended Credit Agreement. In August 2007, the Lender agreed to convert $2.0 million of the line of credit to equity (See Note 9).

The Company also agreed to pay to the Lender a waiver fee of $50,000, payable on the earlier of September 30, 2007 or upon obtaining additional financing, as referred to in the amended Credit Agreement. The waiver fee is payable for the Company’s failure to appoint a chief operating officer and meet certain financial covenants, as referred to in the amended Credit Agreement and was accrued at June 30, 2007. The waiver also required the Company, no later than September 30, 2007, to establish a comprehensive financing plan that addresses Versadial’s funding needs for at least 18 months following September 30, 2007.

On September 28, 2007, the Company paid the $50,000 waiver fee and provided the Lender a comprehensive financing plan for the next 18 months. The Lender also agreed to delay, until further notice, the requirement of the Company to appoint a chief operating officer.

9.    Debt and Interest Conversions

In August, 2007, a total of 1,769,724 shares of common stock were issued upon the conversion of debt and interest payments based upon the following transactions. First on August 27, 2007, the Lender agreed to convert $2.0 million in principal amount of the Company’s secured revolving credit notes (see Note 8) at a conversion price of $1.7662 per share for an aggregate of 1,132,375 shares. Second, the Investor agreed to convert $750,000 in interest due on August 9, 2007 on the Company’s $7.5M senior convertible debt at a conversion price of $1.1768, equal to the conversion price of the underlying convertible notes for an aggregate 637,349 shares. The value of the shares ($796,686) and amount of interest expense recorded by the Company was calculated based on the market price on August 9, 2007 of $1.25 per share.

VERSADIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

10.  Registration Rights

The Company signed a Registration Rights Agreement with the Investor on August 9, 2006 whereby the Company is obligated to register the resale of its shares of common stock issuable upon the conversion of senior convertible debt and exercise of the related warrants and have the registration statement declared effective by the Securities and Exchange Commission. On August 6, 2007, the Investor agreed to waive the Liquidated Damages Warrants which were to be issued for the Company’s failure to have the Registration Statement declared effective by the original due date and failure to include all of the Investor’s securities in the Registration Statement. The Investor agreed to extend the effective date to October 1, 2007 and to allow the Company to file two subsequent separate Registration Statements no earlier than six months after the initial effective date of the first filing. On September 28, 2007, the Investor agreed to extend the required date for the initial Registration statement to be declared effective again to a date to be established as long as the Company files an amended SB-2A addressing the SEC comments and responded to the current comment letter by October 31, 2007. On October 24, 2007, the Company responded to the SEC comments and filed an amended SB-2A. The Company received additional SEC comments on November 7, 2007. The Company intends to address these comments and file an amended SB-2A, if required, subsequent to the completion of its first fiscal quarter financial statements.

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

11.  Capital lease obligation

On April 24, 2007, the Company entered into a Supply Agreement and a related Tooling Amortization Agreement with an outside contractor located in the United States (see Note 15).

These Agreements provide that the Supplier will fund the estimated $4.8 million cost of the injection molding, tooling and automatic equipment necessary to produce the products to be purchased by the Company. Although financed by the Supplier, the equipment will be owned by the Company. The Company will capitalize the related equipment at inception of production which is anticipated to begin full scale in the fourth calendar quarter of 2007. During the quarter ended September 30, 2007, molds and equipment in the aggregate of approximately $857,000 were completed, utilized in production and capitalized by the Company. The Company estimates that 50% or approximately $428,000 will be amortized over the next 12 months and the remaining balance during fiscal 2009 based on production forecasts.

The cost of the tooling and automatic equipment, with a three (3%) percent per annum interest factor, will be amortized over a period of 18 months against dispensers purchased and delivered to the Company pursuant to the Supply Agreement, with a per unit amortization cost included in the cost price for the dispensers. If the Company fails to place orders within 18 months sufficient to cover the amortization, any remaining balance will be due in 18 months from the inception of the respective amortization period.

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

VERSADIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The derivative financial instruments had a value of approximately $2,994,106 at September 30, 2007. The derivative loss for the three months ended September 30, 2007 and the year ended June 30, 2007 approximated $527,000 and $992,000 respectively.

13.  License agreement and sublicense agreement, related parties

License Agreement

On September 18, 2007, under the terms of a License Agreement between SCG (the “Licensee”) and Gerhard Brugger (the “Licensor”), the Licensor signed a waiver of defaults whereby royalty payments in arrears due through June 30, 2007 of $432,000 would be paid as follows: 5% of any proceeds received from a capital raise between $1 million and $2 million and 10% of everything over $2 million in proceeds until the entire amount of the past due royalty is paid in full. In calculating the proceeds of a capital raise, (i) any bridge loans raised prior to completion of a capital raise and to be and actually paid out of the capital raise, and (ii) any debt of the Company converted into the capital raise will not be deemed to be proceeds. The Company will have the right to pre-pay any of the past due royalties at any time without premium or penalty.

In addition, the licensor agreed to accept royalties as calculated on actual shipments after June 30, 2007 through June 30, 2008 to be paid monthly and the cumulative difference between minimum monthly royalties and actual monthly royalties to be paid no later than June 30, 2008 unless the Licensor and the Company have entered into a written agreement prior to that date providing for an alternate payment schedule; and if the past due royalties are not fully paid prior to June 30, 2008, then the parties agree to, in good faith negotiations, negotiate a further arrangement to fully repay any such balance based on cash flow projections prior to June 30, 2008 as long as the technical consultant payments are made in accordance with the License Agreement. All payments were paid when due through September 30, 2007. At September 30, 2007, the licensor is due royalties of approximately $531,000.

Sublicense Agreement

On May 1, 2005, SCG (the “Sub-licensor”) entered into a sub-license agreement with the Company (the “Sub-licensee”) whereby SCG assigned to the Company all rights, titles and interests that the Sub-licensor has in the Amended and Restated License Agreement dated January 1, 2003 between SCG and Gerhard Brugger. In consideration for the assignment and patent rights hereunder, the Company agreed to pay SCG a sublicense fee in the aggregate of $600,000. In addition the Company agreed to pay the royalties due under the original Amended and Restated License Agreement either directly to the original licensor or to SCG. The Company also agreed to pay SCG a royalty of 3% of the first $100 million of gross revenues, which was increased to $130 million in July 2006. On September 18, 2007, the agreement was amended to extend the payment dates of the remaining $450,000 sublicense fee, with $300,000 due on December 31, 2007, and $150,000 due on May 1, 2008.

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

VERSADIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Issuance of Common Stock

On August 8, 2006, ODC Partners, LLC, a debt holder of Registrant, agreed to convert its outstanding debt of approximately $100,000 and accrued interest into 222,223 shares of the Company’s common stock. This conversion resulted in an aggregate of 914,227 shares (as rounded up for fractional shares) outstanding prior to the merger.

On August 9, 2006, as a result of the merger, the Company issued an aggregate of 11,377,331 shares to Innopump shareholders (a conversion of approximately 43.333 shares of stock for each share of Innopump stock, 262,500 shares outstanding). In addition the Company issued an aggregate of 1,247,912 shares to Innopump debt holders who elected to convert their debt to equity prior to the merger (a conversion of approximately 43.333 shares of stock for each share of Innopump stock). These debt holders converted $1.2 million in debt to 28,792 shares of Innopump stock prior to the merger.

In August, 2007, a total of 1,769,724 shares of common stock were issued upon the conversion of debt and interest payments based upon the following transactions. First on August 27, 2007, the Lender agreed to convert $2.0 million in principal amount of the Company’s secured revolving credit notes (see Note 8) at a conversion price of $1.7662 per share for an aggregate of 1,132,375 shares. Second, the Investor agreed to convert $750,000 in interest due on August 9, 2007 on the Company’s $7.5M senior convertible debt at a conversion price of $1.1768, equal to the conversion price of the underlying convertible notes for an aggregate 637,349 shares. The value of the shares ($796,686) and amount of interest expense recorded by the Company was calculated based on the market price on August 9, 2007 of $1.25 per share.

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

At September 30, 2006, basic loss per share does not include approximately 715,154 shares which were redeemable under the terms of put options by certain shareholders. The put options expired on October 30, 2006 and are included in additional paid in capital subsequent to that date. At September 30, 2007, the basic loss per common share does not include an aggregate of 3,778,834 warrants outstanding and 6,373,415 shares issuable under the terms of convertible debt. The effect of these securities would be antidilutive. These warrants are currently exercisable at prices that range between $.94-$2.475 and expire between August 9, 2011 and February 1, 2012. At September 30, 2007, diluted loss per common share includes 3,082,491 shares as calculated using the treasury stock method for proceeds that would have been received from the exercise of convertible debt and warrants as if they were used to purchase common stock at the average market price during the period.

VERSADIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

15. Commitments and contingencies

Manufacturing Agreement and Equipment Purchase

On September 20, 2006, the Company entered into a 30-month manufacturing agreement with an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for the Company for a new size (20 millimeter) dispenser. The Company will place all customer orders relating to the product with the contractor until at least eighty percent (80%) of the manufacturer’s production capacity is utilized based on five (5) days per week, three (3) shifts per day. The agreement calls for the Company to make payments in the aggregate of approximately $780,000 for preproduction molds and $3.3 million for the required production molds. Title of the molds will transfer to the Company upon final payment. As of June 30, 2007, the preproduction molds were complete and placed in service. The Company paid an aggregate of approximately $529,000 for the preproduction molds prior to their completion and financed the balance of approximately $251,000 under the terms of a capital lease obligation. The total amount of the lease, including interest, is to be paid monthly in varying installments beginning in July 2007 through March 2009. At September 30, 2007, the Company has an outstanding balance of approximately $207,000 due on the remaining capital lease. As of September 30, 2007, the Company has made payments of approximately $2.5 million for the production molds which is included in deposits on production equipment (see Note 6). Upon completion of construction of the production molds, approximately $800,000 of the remaining balance will be financed through a capital lease to be paid monthly through March 2009.

In conjunction with the above manufacturing agreement, the Company also ordered related assembly equipment from a vendor in the amount of approximately $1.2 million. The Company has made payments of approximately $401,000 for the equipment which is included in deposits on production equipment (see Note 6).

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

These Agreements provide that the Supplier will fund the estimated $4.8 million cost of the injection molding, tooling and automatic equipment necessary to produce the products to be purchased by the Company. Although financed by the Supplier, the equipment will be owned by the Company. The Company will capitalize the related equipment at inception of production which is anticipated to begin full scale in the fourth calendar quarter of 2007. During the quarter ended September 30, 2007, molds and equipment in the aggregate of approximately $857,000 were completed, utilized in production and capitalized by the Company. The Company estimates that 50% or approximately $428,000 will be amortized over the next 12 months and the remaining balance during fiscal 2009 based on production forecasts.

The cost of the tooling and automatic equipment, with a three (3%) percent per annum interest factor, will be amortized over a period of 18 months against dispensers purchased and delivered to the Company pursuant to the Supply Agreement, with a per unit amortization cost included in the cost price for the dispensers. If the Company fails to place orders within 18 months sufficient to cover the amortization, any remaining balance will be due in 18 months from the inception of the respective amortization period.

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

VERSADIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

Pursuant to the terms of the Credit Memo previously entered into with Avon, the Company will repay Avon’s $1.7 million advances received in fiscal year 2007 by a credit against the purchase price of products sold to Avon pursuant to the Master Supply Agreement and pursuant to other agreements that may be entered into between Versadial and Avon, commencing six months after the date of the first shipment of products to Avon. In the event of a default by the Company, Avon may, at its discretion, recover the remaining amount of the advance as a credit against other product purchases from us or the amount will be due under the terms of a promissory note to be issued at the time of default. The Company anticipates that the exclusive supply relationship with Avon will consume all available manufacturing capacity of the specially designed pump through the first year. The Company anticipates production to begin in early 2008.

16.  Major customers and segment information

Major customers

Customers accounting for 10% or more of revenue for the three months ended September 30, 2007 and 2006 are as follows:

	Three months ending September 30, 2007	Three months ending September 30, 2006

Customer A	$74,000	$10,000
Customer B	39,000	9,000
Customer C	27,000	-
Customer D		-
	$140,000	$19,000

Accounts receivable from customer A for 2007 aggregated approximately $74,000 at September 30, 2007. Accounts receivable from customer C for 2007 aggregated approximately $115,000 of which $88,000 relates to reimbursement for tooling costs which are to be amortized over future revenues of the customer.

VERSADIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Segment information

Assets, classified by geographic location are as follows at September 30, 2007:

United States	$2,156,368
Other countries	5,529,489
$7,685,857

Assets in other countries are primarily inventory and equipment which are located at subcontractor production facilities in Germany and amounts classified as deposits on production equipment.

Revenue, classified by the major geographic areas was as follows:

	Three months ending	Three months ending
	September 30, 2007	September, 2006

United States	$100,970	$19,475
Other countries	47,717	-0-
	$148,687	$19,475

17. Subsequent events

Debt Extensions

SCG has an outstanding note with a related party in the principal amount of $1,098,536 which bears interest at 8% and matures on October 31, 2007. On October 31, 2007, the lender agreed to extend the maturity date, under the same terms and conditions as the original note, to February 28, 2008.

SCG has an outstanding note with a related party in the principal amount of $100,000 which bears interest at 8% and matures on October 31, 2007. On October 16, 2006, SCG repaid $30,000 of the note. On October 31, 2007, the lender agreed to extend the maturity date of the remaining $70,000 balance, under the same terms and conditions as the original note, to February 28, 2008.

Additional Financing – Securities Purchase Agreement

On August 30, 2007, with the consent of Investor, the Company entered into a Securities Purchase Agreement whereby it could sell 8% promissory notes (“Notes”) in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of Notes. The Notes and interest are due upon the earlier of (a) six months following the final closing of the Notes, (b) the date on which the Company receives no less than $4.0 million in gross cash proceeds from the closing of a private offering of its equity securities or (c) on the date the Company closes on a rights offering. At September 30, 2007, the Company had received $800,000 in net proceeds of which $600,000 was received from a related party. Subsequent to September 30, 2007, the Company received additional net proceeds of $700,000 in regard to the Notes from a related party (see Note 7).

VERSADIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Registration Rights Agreement

The Company signed a Registration Rights Agreement with the Investor on August 9, 2006 whereby the Company is obligated to register the resale of its shares of common stock issuable upon the conversion of senior convertible debt and exercise of the related warrants and have the registration statement declared effective by the Securities and Exchange Commission. On August 6, 2007, the Investor agreed to waive the Liquidated Damages Warrants which were to be issued for the Company’s failure to have the Registration Statement declared effective by the original due date and failure to include all of the Investor’s securities in the Registration Statement. The Investor agreed to extend the effective date to October 1, 2007 and to allow the Company to file two subsequent separate Registration Statements no earlier than six months after the initial effective date of the first filing. On September 28, 2007, the Investor agreed to extend the required date for the initial Registration statement to be declared effective again to a date to be established as long as the Company files an amended SB-2A addressing the SEC comments and responded to the current comment letter by October 31, 2007. On October 24, 2007, the Company responded to the SEC comments and filed an amended SB-2A. The Company received additional SEC comments on November 7, 2007. The Company intends to address these comments and file an amended SB-2A, if required, subsequent to the completion of its first fiscal quarter financial statements.

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

Recent Developments

The following developments took place during the past fiscal year, the current fiscal quarter and subsequent to September 30, 2007:

•
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

•
On September 20, 2006, we entered into a 30-month manufacturing agreement with Seidel GMBH, an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for us for a new size (20 millimeter) dispenser. We will place all customer orders relating to the product with the contractor until at least eighty percent (80%) of the manufacturer’s production capacity is utilized based on five (5) days per week, three (3) shifts per day. The agreement calls for us to make payments in the aggregate of approximately $780,000 for preproduction molds and $3.3 million for the required production molds. Title of the molds will transfer to us upon final payment. As of June 30, 2007, the preproduction molds were complete and placed in service. We paid an aggregate of approximately $529,000 for the preproduction molds prior to their completion and financed the balance of approximately $251,000 under the terms of a capital lease obligation. As of September 30, 2007, we have an outstanding balance of approximately $207,000 due on the remaining capital lease. As of September 30, 2007, we have made payments of approximately $2.5 million for the production molds. Upon completion of construction of the production molds, approximately $800,000 of the remaining balance will be financed through a capital lease to be paid monthly through March 2009.

In conjunction with the above manufacturing agreement, we also ordered related assembly equipment from a vendor in the amount of approximately $1.2 million. We have made payments of approximately $401,000 as of September 30, 2007.

•
On February 1, 2007, we entered into a $3.0 million Secured Line Of Credit Agreement (“Credit Agreement”) with Fursa Alternative Strategies, LLC (referred to herein as the “Lender”). The line is due on February 1, 2008 but may be extended for an additional 3 months. The line bears interest at a rate equal to the three month LIBOR rate plus 700 basis points (12.4% at June 30, 2007). At June 30, 2007, we had drawn an aggregate of $3.0 million of the available line. On July 9, 2007, the Credit Agreement was amended to (i) increase the amount of the line of credit available to us from $3.0 million to $4.0 million and (ii) waive certain default provisions required by the original Credit Agreement. In August 2007, the Lender agreed to convert $2.0 million of the outstanding principal balance to equity at a conversion price of $1.7662 per share for an aggregate of 1,132,375 shares. As of September 30, 2007, we have an outstanding balance of $2.0 million due on the credit line.

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

These Agreements provide that the Supplier will fund the estimated $4.8 million cost of the injection molding, tooling and automatic equipment necessary to produce the products to be purchased by us. Although financed by the Supplier, the equipment will be owned by Versadial. We will capitalize the related equipment at inception of production which is anticipated to begin full scale in the fourth calendar quarter of 2007. During the quarter ended September 30, 2007, molds and equipment in the aggregate of approximately $857,000 were completed, utilized in production and capitalized. The cost of the tooling and automatic equipment, with a three (3%) percent per annum interest factor, will be amortized over a period of 18 months against dispensers purchased and delivered to us pursuant to the Supply Agreement, with a per unit amortization cost included in the cost price for the dispensers.

•
On July 10, 2007 we entered into a two-year Master Supply Agreement with Avon Products, Inc. (“Avon”), a consumer products company for seventeen million units of certain of our products. The Agreement will remain in effect through the second anniversary of the first shipment of such products in commercial production quantities.

Pursuant to the terms of a Credit Memo previously entered into with Avon, we will repay Avon’s $1.7 million advances by a credit against the purchase price of products sold to Avon pursuant to the Master Supply Agreement and pursuant to other agreements that may be entered into between Versadial and Avon, commencing six months after the date of the first shipment of products to Avon. We anticipate that the exclusive supply relationship with Avon will consume all available manufacturing capacity of the specially designed 20mm pump through the first year. We anticipate production to begin in early 2008.

•
On August 30, 2007, with the consent of the Investor, we entered into a Securities Purchase Agreement whereby we could sell 8% promissory notes (“Notes”) in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of Notes. The Notes are due upon the earlier of (a) six months following the final closing of the Notes, (b) the date on which the we receive no less than $4.0 million in gross cash proceeds from the closing of a private offering of our equity securities or (c) on the date we close on a rights offering. As of November 13, 2007, we have received net proceeds of approximately $1.5 million from the sale of the Notes of which $1.3 million was received from Richard Harriton, a related party who serves as a Director and is a major shareholder of the Company.

RESULTS OF OPERATIONS

Executive Summary

The table below sets forth a summary of financial highlights for the three months ended September 30, 2007 and 2006:

Overall, our revenue grew substantially by 663% during the current quarter as our operations began to grow in the skincare and cosmetic sectors. Our direct costs exceeded our revenues due to several factors, which were primarily the need for manual labor of certain functions which will no longer be needed once U.S. production begins in late 2007, the unfavorable Euro/US Dollar currency exchange fluctuation, and high direct freight costs due mainly to component parts being produced in the U.S. and shipped to Germany for assembly which also will no longer be a factor once our U.S. production facility becomes fully operational in late 2007. Our indirect costs increased due to higher depreciation expenses in the current quarter on capital acquisitions, costs for prototype samples for new customers and products, and high costs for testing of new equipment for the U.S. facility. Our revenues did not increase enough to cover these costs as our production capacity was limited due to the moving of equipment from Germany to the U.S. Our German facility is still operational but with a limited amount of equipment with less production capacity than previously as the newer higher cavity equipment shipped to the U.S. in September 2007. The equipment had to be retrofitted for U.S. production and we expect to be operating by December 2007. Our interest expense increased due to the increase in debt obligations which were incurred for future growth including capital expenditures and for ongoing expenses. These changes are explained in more detail below.

Our focus for the coming fiscal year will be to grow our revenue and decrease our direct costs per unit which we believe will be accomplished as our new 20mm product line is completed and manufacturing should begin in early calendar 2008 at Seidel in Germany. We estimate we will be able to produce approximately 15 million units annually of this product. In addition, we believe the completion of our new U.S. based facility for our 40 and 49mm product line will enable us to increase production with substantially all new automated molds and assembly equipment. This should also begin in late calendar 2007 at Jarden. We estimate we will be able to produce approximately 20 million units annually of these products. We have commitments from several multi-national customers for in excess of 20 million units at the current time for our various products. We also anticipate improving our costs and margins as both the injection molding and assembly functions will be performed together at both of these new subcontractor facilities and we will be better able to manage our costs as they will be on a completed per piece basis and we will no longer need to purchase individual component parts and contract assembly labor separately. Additionally, we will retain the services of Holzmann Montague, our prior assembly manufacturer in Germany, with limited production capacity, for development projects with new and existing customers, and possibly for assembly of foreign orders or additional production use if necessary.

For the three months ended September 30,	2007	2006	CHANGE

Net revenues	$148,687	$19,475	663%

Cost of revenues
Direct costs	290,989	21,765	1237%
Indirect costs	421,503	148,940	183%

	712,492	170,705	317%
Gross margin	(563,805)	(151,230)	273%
Operating expenses
General and administrative	787,637	697,178	13%

Loss from operations	(1,351,442)	(848,408)	59%

Other income (expenses)
Sublease income, affiliates	12,915	9,624	34%
Interest and other expense	(479,219)	(261,005)	84%
Interest expense, related parties	(25,777)	(31,877)	-19%
Amortization of debt discount	(190,227)	(36,214)	425%
Amortization of financing costs	(125,322)	(74,836)	67%
Loss on derivative financial instruments	(526,901)	-
Loss on foreign currency exchange	(33,174)	(4,007)	728%
	(1,367,705)	(398,315)	243%

Net loss	$(2,719,147)	$(1,246,723)	118%

REVENUES. During the three months ended September 30, 2007, we had revenues of $148,687 as compared to revenues of $19,475 during the three months ended September 30, 2006, an increase of approximately 663%. In 2007, 95% of the revenue was primarily attributable to three customers in the skincare, cosmetic and food industries. In 2006, all of the revenue was attributable to two customers in the beauty and cosmetic industries. As discussed above, we anticipate our revenues to continue to increase in the coming fiscal year.

GROSS MARGIN. Cost of revenues – direct costs, which consist of direct labor, overhead and product costs, were $290,989 (196% of revenues) for the three months ended September 30, 2007 as compared to $21,765 (112% of revenues) for the year three months September 30, 2006. The increase for 2007 is a result of the increase in revenues. The increase as a percent of revenues resulting in a negative gross margin is related to higher production costs in 2007. Our direct costs exceeded our revenues due to several factors, which were primarily the need for manual labor of certain functions on the 40mm line which will no longer be needed once U.S. production begins in late 2007, the unfavorable Euro/US Dollar currency exchange fluctuation due to foreign operations and U.S. customers, and high direct freight costs due mainly to component parts being produced in the U.S. and shipped to Germany for assembly which also will no longer be a factor once our U.S. production facility becomes fully operational in late 2007. Cost of revenues - indirect costs, which consist of indirect labor, quality control costs, factory maintenance, product development and depreciation, were $421,503 for the three months ended September 30, 2007 as compared to $148,940 for the three months ended September 30, 2006. The increase was due primarily to increased depreciation of approximately $122,000 due to the purchase of more manufacturing equipment, for additional costs for runoff testing of parts of approximately $82,000 needed to validate the new U.S. equipment, and for additional labor for testing and development in 2007 as compared to 2006. Gross margin was a deficit of $(563,805) for the three months ended September 30, 2007 as compared to a deficit of $(151,230) for the three months ended September 30, 2006, representing gross margins of approximately (379) % and (777) % of revenues, respectively. We believe that indirect costs, which are primarily related to depreciation and the testing of new automated equipment, will decrease both in amount and as a percent of revenues as the equipment is placed in service and revenues increase to cover these costs. We also believe direct costs should decrease on a percentage of revenue basis as discussed above when our new facilities become operational in late 2007 and early 2008 as both our capacity and production capabilities will increase and we will become more cost efficient.

OPERATING EXPENSES. General and administrative expenses totaled $787,637 for the three months ended September 30, 2007, as compared to $697,178 for the three months ended September 30, 2006, an increase of approximately 13%. This increase of approximately $90,000 is primarily attributable to an increase in the technical consultant fee and royalties due the licensor under contract of $25,000, and an increase in consulting fees of $81,000 as more general consultants were used in 2007 for sales, design work and other administrative functions, The balance of the change was comprised of net increases and decreases in various other general and administrative costs.

NET LOSS. We had a net loss of $2,719,147 for the three months ended September 30, 2007 as compared to $1,246,723 for the three months ended September 30, 2006, an increase of approximately $1,472,000. The increase in net loss is attributable to the increases in general and administrative and cost of revenues as described above. In addition, interest expense and amortization of debt/financing costs increased by approximately $417,000 in 2007 due to increased debt obligations. We believe that revenues should increase in the coming fiscal year as we introduce our new product line and are able to grow our customer base, and direct costs should decrease as production becomes more automated and diversified in both the U.S. and in Germany, allowing operating expenses to decline on a per piece basis and indirect costs to be covered.

GOING CONCERN, LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our working capital deficit as of September 30, 2007:

At September 30,
2007

Current assets	$1,252,270
Current liabilities	7,938,566

Working capital deficit	$(6,686,296)

At September 30, 2007, we had incurred cumulative losses of approximately $17.5 million since inception and $2.7 million for the three months ended September 30, 2007. We have a working capital deficit of approximately $6.7 million and a stockholders’ deficit of approximately $13.3 million as of September 30, 2007.

During the three months ended September 30, 2007, we utilized cash of approximately $1.0 million for operating activities primarily due to the revenues not yet great enough to cover general and administrative expenses and indirect costs. We utilized cash of approximately $840,000 from investing activities primarily to purchase molds and equipment. We received cash from financing activities of approximately $1.7 million from the secured credit line and bridge loans under the securities purchase agreement. These funds were utilized to purchase equipment and cover operating costs.

At September 30, 2007, current liabilities are approximately $7.9 million which includes $1.5 million due to shareholders on February 28, 2008 which we believe will be extended if necessary prior to maturity. Current liabilities also include approximately $2.0 million (before debt discount) due under the line of credit due on February 1, 2008 which we believe may be converted to equity dependent upon additional future financings.

Approximately $531,000 in current liabilities relates to minimum royalties due to the Licensor, pursuant to the License Agreement, which are in arrears. On September 18, 2007, the Licensor signed a waiver of defaults whereby royalty payments in arrears due through June 30, 2007 of $432,000 would be paid as follows: 5% of any proceeds received from a capital raise between $1 million and $2 million and 10% of everything over $2 million in proceeds until the entire amount of the past due royalty is paid in full. In calculating the proceeds of a capital raise, (i) any bridge loans raised prior to completion of a capital raise and actually paid out of the capital raise, and (ii) any debt converted into the capital raise shall not be deemed to be proceeds. In addition, the Licensor agreed to accept royalties as calculated on actual shipments after June 30, 2007 through June 30, 2008 to be paid monthly and the cumulative difference between minimum monthly royalties and actual monthly royalties to be paid no later than June 30, 2008 unless the Licensor and Licensee have entered into a written agreement prior to that date providing for an alternate payment schedule; and if the past due royalties are not fully paid prior to June 30, 2008, then the parties agree to, in good faith negotiations, negotiate a further arrangement to fully repay any such balance based on cash flow projections prior to June 30, 2008 as long as the technical consultant payments are made in accordance with the License Agreement. All payments were paid when due through September 30, 2007.

On August 30, 2007, with the consent of the Investor, we entered into a Securities Purchase Agreement whereby we could sell 8% promissory notes in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of notes. The notes are due upon the earlier of (a) six months following final closing under the Purchase Agreement, (b) the date on which we receives no less than $4.0 million in gross proceeds from the closing of a private offering of our equity securities or (c) on the date we close on a rights offering. As of November 13, 2007, we have received net proceeds of approximately $1.5 million from the sale of the notes of which $1.3 million was received from a related party. These funds were used for current operating costs and capital expenditures. At September 30, 2007, the outstanding current balance of these notes aggregated $800,000.

The balance of current liabilities consists primarily of accounts payable, interest, and other expenses.

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

The following is a table summarizing our significant commitments as of September 30, 2007, consisting of equipment commitments, debt repayments, royalty payments and future minimum lease payments with initial or remaining terms in excess of one year for the next fiscal 5 years.

Contractual Obligations (in millions):	Total	FYE 2008	FYE 2009-2010	FYE 2011-2012	FYE 2013 and Thereafter

Convertible Debt and interest	$10.2	$0.8	$9.4	$-	$-
Notes and interest - related parties	2.2	2.2
Secured Line of Credit and interest	2.1	2.1
Other notes and interest	0.4	0.4
Royalties including arrears	16.0	0.9	1.1	1.3	12.7
Equipment obligations and leases	2.0	1.5	0.5
Tooling Amortization	4.8	2.2	2.6
Operating lease	0.2	0.1	0.1

	$37.9	$10.2	$13.7	$1.3	$12.7

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

ITEM 3. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who serves as our Principal Executive Officer and Principal Financial Officer and our Controller, who serves as our Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and the Controller concluded that as of the end of the period covered by this report our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and are also effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, to allow timely decisions regarding required disclosure. During this fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities

There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

There have been no dividends declared.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits
4.17	Amendment No. 1 dated July 9, 2007 to the Line of Credit Agreement between the Company and Fursa Alternative Strategies, LLC. (2)
4.18	Form of Note issued in connection with Amendment No. 1 to the Line of Credit (2)
4.19	Securities Purchase Agreement dated as of August 30, 2007 between the Company and the Lenders Named Herein. (3)
10.15	Master Supply Agreement dated July 10, 2007 between Versadial, Inc. and Avon Products, Inc. (1)
10.16	Amendment No. 3 dated September 18, 2007 to the Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC. (3)
10.17	Amendment No. 2 as to Payment Terms dated September 18, 2007 to the Amended and Restated License Agreement dated January 1, 2003 between Sea Change Group, LLC and Gerhard Brugger. (3)

31 Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith
(1)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on July 16, 2007
(2)	Incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of Form 8-K of the Company filed on July 12, 2007.
(3)	Incorporated by reference to same Exhibit No. on Form 10-KSB of the Company filed on October 15, 2007.

(B) Reports on Form 8-K

Current reports on Form 8-K during the quarter ended September 30, 2007 are as follows:

•
Report on Form 8-K filed with the SEC on July 12, 2007, announcing under Item 1.01 the entering into Amendment No. 1 to the Secured Line of Credit Agreement between the Registrant and Fursa Alternative Strategies, LLC.

•	Report on Form 8-K filed with the SEC on July 16, 2007, reporting under Item 1.01 the entering into a Master Supply Agreement between the Registrant and Avon Products, Inc.
•
Report on Form 8-K filed with the SEC on August 31, 2007, reporting under Item 3.02 the issuance of unregistered securities to Fursa Master Global Event Driven Fund, LP for conversion of debt and interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of November 2007.

VERSADIAL, INC.

/s/ Geoffrey Donaldson
By:	Geoffrey Donaldson, Principal Executive and Financial Officer

/s/ Karen Nazzareno
By:	Karen Nazzareno,
Controller