Form 10KSB/A
period 2007-06-30
VERSADIAL, INC.
filed 2008-01-23
CIK 1118159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
Amendment no. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File No. 333-43748

VERSADIAL, INC.
(Name of small business issuer in its charter)

Nevada	11-3535204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Madison Avenue, New York, NY	10165
(Address of principal executive offices)	(Zip Code)

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
DOCUMENTS INCORPORATED BY REFERENCE: None
Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

Explanatory Note

Versadial, Inc. hereby amends its Annual Report on Form 10-KSB for the fiscal year end June 30, 2007, filed on October 15, 2007, as set forth in this Annual Report on Form 10-KSB/A (Amendment No. 1), in response to comments from the Securities and Exchange Commission related to our Registration Statement on Form SB-2/A, as amended, filed on January 3, 2008 .

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Management’s Discussion and Analysis or Plan of Operation contain “forward-looking statements”, including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated previously under the headings “Forward-Looking Statements” and “Risk Factors”.

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

GROSS MARGIN. Cost of revenues – direct costs, which consist of direct labor, overhead and product costs, were $1,592,462 (114% of revenues) for the year ended June 30, 2007 as compared to $170,163 (76% of revenues) for the year ended June 30, 2006. The increase for 2007 is a result of the increase in revenues. The increase as a percent of revenues resulting in a negative gross margin is related to higher production costs in 2007. Our direct costs exceeded our revenues due to several factors, which were primarily the need for manual labor of certain functions on the 40mm line, the unfavorable Euro fluctuation due to foreign operations and U.S. customers, the purchase of new assembly equipment with which we had some startup production problems resulting in rework costs, and customer chargebacks for shipping costs due to late production. Cost of revenues – indirect costs, which consist of indirect labor, quality control costs, factory maintenance, product development and depreciation, were $820,474 for the year ended June 30, 2007 as compared to $509,410 for the year ended June 30, 2006. The increase was due primarily to increased depreciation of approximately $194,000 due to the purchase of more manufacturing equipment and additional costs for product design including samples and prototype parts, and additional labor for testing and development in 2007 as compared to 2006. Gross margin was a deficit of $(1,016,685) for the year ended June 30, 2007 as compared to a deficit of $(456,169) for the year ended June 30, 2006, representing gross margins of approximately (73) % and (204) % of revenues, respectively. We believe that indirect costs, which are primarily related to depreciation and the development of the 20mm dispenser, will decrease as this product is introduced into the marketplace and as revenues increase to cover these costs. We also believe direct costs should decrease on a percentage of revenue basis as discussed above when our new facilities become operational in late 2007 as both our capacity and production capabilities will increase and we will become more cost efficient.

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
$6,021,754

See accompanying notes to consolidated financial statements

VERSADIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended June 30,	2007	2006

Net revenues	$1,396,251	$223,404

Cost of revenues
Direct costs	1,592,462	170,163
Indirect costs	820,474	509,410
	2,412,936	679,573
Gross margin	(1,016,685)	(456,169)

Operating expenses
General and administrative	3,153,936	2,240,987

Loss from operations	(4,170,621)	(2,697,156)

Other income (expenses)
Sublease income, affiliates	12,315	28,564
Interest expense	(1,391,166)	(268,493)
Interest expense, related parties	(101,655)	(148,810)
Amortization of debt discount	(778,137)	-
Amortization of financing costs	(485,706)	(71,279)
Loss on derivative financial instruments	(991,916)	-
Loss on foreign currency exchange	(35,460)	(1,618)
	(3,771,725)	(461,636)
Net loss	$(7,942,346)	$(3,158,792)

Weighted average common shares outstanding
Basic	13,138,355	10,666,217
Diluted	14,728,639	11,377,319

Loss per common share
Basic and Diluted	$(0.60)	$(0.30)

See accompanying notes to consolidated financial statements

VERSADIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional	Accumulated
Years Ended June 30, 2007 and 2006	Shares	Amount	Paid-In Capital	Deficit	Total

Balances, July 1, 2005*	10,662,177	$1,066	$(1,041)	$(3,728,534)	$(3,728,509)

Net loss				(3,158,792)	(3,158,792)
Balances, June 30, 2006	10,662,177	1,066	(1,041)	(6,887,326)	(6,887,301)

Reverse acquisition on August 9, 2006:
Capitalization of equity of acquiree (including merger costs)	914,227	91	(548,163)		(548,072)

Conversion of convertible debt to common stock	1,247,912	125	1,199,875		1,200,000

Expiration of put option on common stock subject to redemption (including $62,403 in accrued interest through conversion date)	715,154	72	887,331		887,403

Capital distributions to members of SCG			(49,121)		(49,121)

Net loss				(7,942,346)	(7,942,346)
Balances, June 30, 2007	13,539,470	$1,354	$1,488,881	$(14,829,672)	$(13,339,437)

* Conversion shares have been retroactivly restated to reflect the number of shares received in the business combination

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

(b)	Upon completion of construction of molds, approximately $1.2 million of balance will be financed through a capital lease to be paid monthly through March 2009 (see Notes 11 and 19).

8.	Notes and interest payable

Notes and interest payable consist of the following as of June 30, 2007:

		June 30, 2007

Fursa Alternative Strategies, LLC	(a)	$2,742,793
Individual lender	(b)	118,721
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

On March 31, 2007, the Company secured certain purchase orders as defined in the Credit Agreement which entitled the Company to redeem 25% of the initial warrants. The aggregate warrants issued to each of Lender and Prospero, after giving effect to the 25% redemption, to purchase 813,407 shares of the Company’s common stock were valued at the grant date at approximately $494,000. The fair value was calculated using the Black-Scholes model with an expected volatility of 44% and a risk free interest rate of 4.50%. The initial warrants granted under the agreement in the aggregate of 1,084,543 to each o f Lender and Prospero were replaced with new warrants reflecting the redemption. The warrants are exercisable for five years from the date of issuance at an initial exercise price equal to $2.475 per share subject to adjustment under certain events.

Upon the expiration or termination of the credit facility under the Agreement, whichever occurs first, the Company has the option to purchase 25% of the total number of initial warrants, (or an aggregate of 271,136 warrants from each of Lender and Prospero) issued at an aggregate purchase price of $250,000.

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

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Notes and interest payable, related parties

Notes and interest payable, related parties consist of the following as of June 30, 2007:

		June 30, 2007

Related party	(a)	$1,402,323
Related party	(b)	99,575
		$1,501,898

a)	The Company has a $1,098,536, 8% per annum note with a related party which matures, as amended, on October 31, 2007.

b)	The Company has a $100,000, 8% per annum note with an outstanding balance of $70,000 at June 30, 2007, with a related party which matures, as amended, on October 31, 2007.

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

17.	Stock warrants

The following table summarizes the warrants for common stock granted for the period from July 1, 2006 through June 30, 2007:
			Weighted Average
	Total number of	Weighted average	Remaining Contractual
	common shares	Exercise Price Per Share	Life

Warrants outstanding at July 1, 2006	-	-
Warrants granted	3,778,834	$1.75	4.25 years
Warrants outstanding at June 30, 2007	3,778,834	$1.75

All warrants are exercisable at June 30, 2007.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Income taxes

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

Aggregate future minimum rental payments are as follows:

Year ending June 30,	Minimum Rent Payments

2008	137,000
2009	114,000
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of January 2008.

VERSADIAL, INC.

/s/ Geoffrey Donaldson
By:	Geoffrey Donaldson, Principal Executive and Financial Officer

/s/ Karen Nazzareno
By:	Karen Nazzareno,
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 23rd, 2008 by the following persons in the capacities indicated:

/s/ Geoffrey Donaldson	Chairman of the Board
Geoffrey Donaldson	Chief Executive Officer

/s/ Robin Bartosh
Robin Bartosh	Director

/s/ Edward P. Bond
Edward P. Bond	Director

/s/ Thomas Coyle	Director
Thomas Coyle

/s/ Richard Harriton	Director
Richard Harriton

/s/ Michael W. Hawthorne	Director
Michael W. Hawthorne