Form 10KSB/A
period 2007-06-30
VERSADIAL, INC.
filed 2008-01-29
CIK 1118159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
Amendment no. 2

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

Explanatory Note

Versadial, Inc. hereby amends its Annual Report (Amendment no. 2) on Form 10-KSB for the fiscal year end June 30, 2007, filed on October 15, 2007, as set forth in this Annual Report on Form 10-KSB/A (Amendment no. 2), in response to comments from the Securities and Exchange Commission related to our Amendment no. 1 to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 filed on January 23, 2008.

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

Currently, we have many variations of the Versadial® product varying in size, nozzle and formula selector:

•
Dispensers: Dispensing heads currently come in three sizes, each size providing different dosage per stroke. Additional sizes can be developed. Examples of applications are listed but are not intended to be comprehensive, as Versadial technology is suitable to any product category within which a blending of different ingredients upon application, or usage, is desired:

o	Small (20mm in diameter) – dosage per stroke .015ml to .030 ml; suitable for lipstick, eye shadow, make-up, skincare, oral care, sun care, adhesives, etc.;
o	Medium (40mm in diameter) – dosage per stroke .2ml to .25ml; suitable for skin care, make-up, sun care, oral care, lubricants, adhesives, etc.;
o	Large (49mm in diameter) – dosage per stroke .65ml to 1.0ml; suitable for hair care, sun care, body care, food products, skin care, etc.

The following table reflects a sample of broad ranges of applications which are not all inclusive:

	VARIABLE STRENGTH	VARIABLE SHADES	VARIABLE SENSORY	INGREDIENT SEGREGATION
BATH&BODY	Fragrance free to Scented Lotion	Tinted Body Lotion	Fresh to Sensual Scents	Exfoliator/Moisturizer
SKIN CARE	Mild to Maximum Acne Care	Tinted Moisturizer	Cooling to Warming	Fresh/Catalytic Actives
SUN CARE	SPF 2 to 30+	Tinted Bronzer	Cooling Gel	Self Tanner Activator
COLOR COSMETICS	Sheer to Opaque	Foundation Light to Dark	Multiple Fruit Flavors	Lip Color/Fixative
HAIR COLOR	Demi to Permanent	Tints and Rinses	Heat Activated	Developer/Pigment
HAIR CARE	Light to Firm Styling	Purify to Moisturize	Warming Treatment	Shampoo/Conditioner
ORAL CARE	Mild to Strong Mouthwash	Toothpaste Colors	Peppermint to Spearmint	Baking Soda/Peroxide
OTC	Gentle to Maximum Pain Relief	Color Coded Cold Medicine	Hot to Cold	Menthol/Capsaicin
FOOD	Mild to Spicy	Color Change	Sweet to Sour	Oil/Vinegar

•	Nozzle options: The Medium and Large size dispensers come with options for single nozzle, dual nozzle, spray nozzle or extended spout;

•	Dispensing Option Selector – Variable Ratio, Fixed Ratio and Multi Fixed Ratio.

We believe our products have applications in a variety of industries, including:

•	Personal Care
•	Over the Counter medications
•	Household
•	Pharmaceutical
•	Automotive
•	Industrial
•	Home Improvement
•	Food Packaging

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

Item 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Management’s Discussion and Analysis or Plan of Operation contain “forward-looking statements” including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated previously under the headings “Forward-Looking Statements” and “Risk Factors”.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Geoffrey Donaldson	2007	$252,000	-	-	-	-	-	-		$252,000
Chief Executive Officer (PEO)	2006	$237,500	-	-	-	-	-	-		$237,500

Karen Nazzareno	2007	$115,708	-	-	-	-	-	-		$115,708
Controller	2006	$65,000	-	-	-	-	-	-		$65,000

Paul Block,	2007	$66,668	-	-	-	-	-	$58,332	(1)	$125,000
Former President (1)	2006	$66,668	-	-	-	-	-	-		$66,668

(1)	Mr. Block resigned in December 2006 and was granted a 1 year consulting agreement at $100,000 to be paid at $8,333 per month through November 2007.

Outstanding Equity Awards at Fiscal Year End

We do not currently maintain any stock or other equity compensation plans.

Directors Compensation

During the fiscal year ended June 30, 2007, no Director received any compensation for services provided in such capacity. Directors are reimbursed for reasonable expenses incurred in attending board and committee meetings.

The following table provides the compensation earned by our non-employee directors for the year ended June 30, 2007.

Director Compensation

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards $	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Richard Harriton		—	—	—	—	$50,000	(2)	$50,000
Thomas Coyle		—	—	—	—	$21,500	(3)	$21,500
		—	—	—	—	—
		—	—	—	—	—

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

On March 31, 2007, we secured certain purchase orders as defined in the Credit Agreement which entitled us to redeem 25% of the initial warrants. The aggregate warrants issued to each of Lender and Prospero, after giving effect to the 25% redemption, to purchase 813,407 shares of our common stock are exercisable for five years from the date of issuance at an initial exercise price equal to $2.475 per share subject to adjustment under certain events. The initial warrants granted under the agreement in the aggregate of 1,084,543 to each of Lender and Prospero were replaced with new warrants reflecting the redemption.

Upon the expiration or termination of the credit facility under the Agreement, whichever occurs first, we have the option to purchase an additional 25% of the total number of initial warrants (or an aggregate of 271,136 warrants from each of Lender and Prospero) issued at an aggregate purchase price of $250,000.

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

4.3	Securities Purchase Agreement dated August 9, 2006 between the Company and Fursa Master Global Event Driven Fund, LP (16)
4.4	Security Agreement dated August 9, 2006 from the Company to Fursa Master Global Event Driven Fund, L.P. (16)
4.5	Guaranty from Innopump, Inc. to Fursa Master Global Event Driven Fund, L.P. (16)
4.6	Security Agreement from Innopump, Inc. to Fursa Master Global Event Driven Fund, L.P. (15)
4.7	Amendment No. 1. to Securities Purchase Agreement dated October 17, 2006 between the Company and Fursa Master Global Event Driven Fund, L.P. (4)
4.8	Amendment Agreement dated November 10, 2006 between the Company and Fursa Master Global Event Driven Fund, L.P. (5)
4.9	Amendment Agreement dated February 16, 2007 between the Company and Fursa Master Global Event Driven Fund, L.P. (7)
4.10	Form of Convertible Note. (3)
4.11	Form of Common Stock Purchase Warrant issued in connection with Convertible Note (3)
4.12	Form of Common Stock Purchase Warrant issued in connection with the Merger between the Company and Innopump, Inc. (3)
4.13	Line of Credit Agreement dated February 1, 2007 between the Company and Fursa Alternative Strategies, LLC. (6)
4.14	Form of Common Stock Purchase Warrant issued in connection with the Line of Credit (6)
4.15	Form of Note issued in connection with the Line of Credit (6)
4.16	Lock-up Agreement dated as of August 9, 2006 among Gerhard Brugger, Geoffrey Donaldson, Matthew Harriton, Richard Harriton and Fursa Master Global Event Driven Fund, L.P. (17)
4.17	Amendment No. 1 dated July 9, 2007 to the Line of Credit Agreement between the Company and Fursa Alternative Strategies, LLC. (12)
4.18	Form of Note issued in connection with Amendment No. 1 to the Line of Credit (12)
4.19	Securities Purchase Agreement dated as of August 30, 2007 between the Company and the Lenders Named Herein. (17)
10.1	Consulting Agreement dated April 22, 2005 between Innopump, Inc. and Park Avenue Consulting. (16)
10.2	Amended and Restated License Agreement dated January 1, 2003 between Sea Change Group, LLC and Gerhard Brugger. (15)
10.3	Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC. (16)
10.4	Sublicense Agreement dated June 2, 2006 between Innopump, Inc. and VDM Holdings, LLC . (16)
10.5	Asset Purchase Agreement dated May 25, 2005 between Sea Change Group, LLC and Innopump, Inc. (16)

10.6	Agreement and Plan of Merger dated August 9, 2006 among Carsunlimited.com, Inc., Pump Acquisition Corp. and Innopump, Inc. (3)
10.7	Amendment No. 1 dated July 13, 2006 to the Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC. (16)
10.8	Amendment No. 1 dated July 10, 2006 to the Asset Purchase Agreement dated May 25, 2005 between Sea Change Group, LLC and Innopump, Inc. (16)
10.9	Amendment as to Payment Terms dated June 16, 2006 to the Amended and Restated License Agreement dated January 1, 2003 between Sea Change Group, LLC and Gerhard Brugger. (16)
10.10	Manufacturing Agreement dated September 20, 2006 between Innopump, Inc. and Seidel GmbH & Co. *
10.11	Amendment No. 2 dated April 1, 2007 to the Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC. (17)
10.12	Supply Agreement dated as of April 20, 2007 effective upon execution of the Agreement to License, between Alltrista Plastics Corporation d/b/a Jarden Plastic Solutions and Innopump, Inc. (8)
10.13
Tooling Amortization Agreement dated as of April 20, 2007, effective upon execution of the Agreement to License, between Alltrista Plastics Corporation d/b/a Jarden Plastic Solutions and Innopump, Inc. (9)

10.14	Agreement to License dated as of April 20, 2007, effective April 30, 2007 by and between Gerhard Brugger, Sea Change Group, LLC and Alltrista Plastics Corporation, d/b/a Jarden Plastic Solutions. (10)
10.15	Master Supply Agreement dated July 10, 2007 between Versadial, Inc. and Avon Products, Inc. (11)
10.16	Amendment No. 3 dated September 18, 2007 to the Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC. (17)
10.17	Amendment No. 2 as to Payment Terms dated September 18, 2007 to the Amended and Restated License Agreement dated January 1, 2003 between Sea Change Group, LLC and Gerhard Brugger. (17)
14	Code of Ethics of Versadial, Inc.(17)
16.1	Letter from Sherb & Co. LLP re: Change in Registrant’s Certifying Accountant (13)
99.1	Audited financial statements of Innopump, Inc. for the years ended June 30, 2006 and 2005. (14)
31	Certification of Principal Executive and Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Principal Executive and Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith. A portion of Exhibit 10.10 has been omitted pursuant to a request for confidential treatment.

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

(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement filed on May 9, 2001
(3)	Incorporated by reference to Exhibits 2.1, 4.1, 4.2 and 4.3 of Form 8-K of the Company filed on August 11, 2006.
(4)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on October 23, 2006.
(5)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on November 15, 2006
(6)	Incorporated by reference to Exhibit 4.1 of Form 8-K of the Company filed on February 7, 2007
(7)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on February 22, 2007
(8)	Incorporated by reference to Exhibits 10.1 of Form 8-K of the Company filed on May 4, 2007
(9)	Incorporated by reference to Exhibit 10.2 of Form 8-K of the Company filed on May 4, 2007
(10)	Incorporated by reference to Exhibit 10.3 of Form 8-K of the Company filed on May 4, 2007

(11)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on July 16, 2007
(12)	Incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of Form 8-K of the Company filed on July 12, 2007.
(13)	Incorporated by reference to Exhibit 16.1 of Form 8-K/A of the Company filed on September 26, 2006.
(14)	Incorporated by reference to Exhibit 99.5 of Form 8-K/A of the Company filed on October 13, 2006.
(15)	Incorporated by reference to same Exhibit No. on Form SB-2 of the Company filed on March 16, 2007.
(16)	Incorporated by reference to same Exhibit No. on Form SB-2/A of the Company filed on August 13, 2007.
(17)	Previously filed with the Annual Report of the Company on October 15, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of January 2008.

VERSADIAL, INC.

By:	/s/ Geoffrey Donaldson
Geoffrey Donaldson, Principal Executive and Financial Officer

By:	/s/ Karen Nazzareno
Karen Nazzareno, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 28th, 2008 by the following persons in the capacities indicated:

/s/ Geoffrey Donaldson	Chairman of the Board
Geoffrey Donaldson	Chief Executive Officer

/s/ Robin Bartosh
Robin Bartosh	Director

/s/ Edward P. Bond
Edward P. Bond	Director

/s/ Thomas Coyle	Director
Thomas Coyle

/s/ Richard Harriton	Director
Richard Harriton

/s/ Michael W. Hawthorne	Director
Michael W. Hawthorne