Form 10KSB/A
period 2007-06-30
VERSADIAL, INC.
filed 2008-02-07
CIK 1118159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
Amendment no. 3

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one). Yes  ☐ No ☒

Explanatory Note

Versadial, Inc. hereby amends its Annual Report (Amendment no. 3) on Form 10-KSB for the fiscal year end June 30, 2007, filed on October 15, 2007, as set forth in this Annual Report on Form 10-KSB/A (Amendment no. 3), in response to comments from the Securities and Exchange Commission related to our Amendment no. 2 and request for confidential treatment to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 filed on January 29, 2008.

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

10.14	Agreement to License dated as of April 20, 2007, effective April 30, 2007 by and between Gerhard Brugger, Sea Change Group, LLC and Alltrista Plastics Corporation, d/b/a Jarden Plastic Solutions. (10)
10.15	Master Supply Agreement dated July 10, 2007 between Versadial, Inc. and Avon Products, Inc. (11)
10.16	Amendment No. 3 dated September 18, 2007 to the Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC. (17)
10.17	Amendment No. 2 as to Payment Terms dated September 18, 2007 to the Amended and Restated License Agreement dated January 1, 2003 between Sea Change Group, LLC and Gerhard Brugger. (17)
14	Code of Ethics of Versadial, Inc.(17)
16.1	Letter from Sherb & Co. LLP re: Change in Registrant’s Certifying Accountant (13)
99.1	Audited financial statements of Innopump, Inc. for the years ended June 30, 2006 and 2005. (14)
31	Certification of Principal Executive and Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Principal Executive and Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(18)

*	Filed herewith. A portion of Exhibit 10.10 has been omitted pursuant to a request for confidential treatment.

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

(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement filed on May 9, 2001
(3)	Incorporated by reference to Exhibits 2.1, 4.1, 4.2 and 4.3 of Form 8-K of the Company filed on August 11, 2006.
(4)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on October 23, 2006.
(5)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on November 15, 2006
(6)	Incorporated by reference to Exhibit 4.1 of Form 8-K of the Company filed on February 7, 2007
(7)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on February 22, 2007
(8)	Incorporated by reference to Exhibits 10.1 of Form 8-K of the Company filed on May 4, 2007
(9)	Incorporated by reference to Exhibit 10.2 of Form 8-K of the Company filed on May 4, 2007

(10)	Incorporated by reference to Exhibit 10.3 of Form 8-K of the Company filed on May 4, 2007
(11)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on July 16, 2007
(12)	Incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of Form 8-K of the Company filed on July 12, 2007.
(13)	Incorporated by reference to Exhibit 16.1 of Form 8-K/A of the Company filed on September 26, 2006.
(14)	Incorporated by reference to Exhibit 99.5 of Form 8-K/A of the Company filed on October 13, 2006.
(15)	Incorporated by reference to same Exhibit No. on Form SB-2 of the Company filed on March 16, 2007.
(16)	Incorporated by reference to same Exhibit No. on Form SB-2/A of the Company filed on August 13, 2007.
(17)	Previously filed with the Annual Report of the Company on October 15, 2007.
(18)	Previously filed with the Annual Report (Amendment No. 2) of the Company on January 29, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of February 2008.

VERSADIAL, INC.

/s/ Geoffrey Donaldson
By:	Geoffrey Donaldson, Principal Executive and Financial Officer

/s/ Karen Nazzareno
By:	Karen Nazzareno,
Controller

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 7th, 2008 by the following persons in the capacities indicated:

/s/ Geoffrey Donaldson	Chairman of the Board
Geoffrey Donaldson	Chief Executive Officer

/s/ Robin Bartosh
Robin Bartosh	Director

/s/ Edward P. Bond
Edward P. Bond	Director

/s/ Thomas Coyle	Director
Thomas Coyle

/s/ Richard Harriton	Director
Richard Harriton

/s/ Michael W. Hawthorne	Director
Michael W. Hawthorne