Form 10QSB
period 2007-12-31
VERSADIAL, INC.
filed 2008-02-19
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ A QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2007

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 18,309,194 shares of common stock, par value $0.0001 per share, as of February 19, 2008.

VERSADIAL, INC.
FORM 10-QSB
QUARTERLY REPORT
For the Six Months Ended December 31, 2007

TABLE OF CONTENTS

Part I - Financial Information

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheet	1

Consolidated Statements of Operations	2

Consolidated Statements of Cash Flows	3-4

Notes to Unaudited Consolidated Financial Statements	5-19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20-29

Item 3. Controls and Procedures	30

Part II. - Other Information	31-32

Signatures	33

Exhibit 31

Exhibit 32

Item 1. Financial Statements

VERSADIAL, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2007
(unaudited)
ASSETS

Current assets
Cash	$172,177
Due from affiliates	23,364
Accounts receivable	712,185
Sublease and other receivable	50,651
Inventories	543,901
Prepaid expenses and other current assets	257,481
Total current assets	1,759,759
Property and equipment, net	4,233,078

Other assets
Deposits on production equipment	4,653,392
Deferred financing costs	367,776
Deferred registration costs	63,069
Security deposit	34,155
Total other assets	5,118,392
$11,111,229

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Note and interest payable, net of debt discount of $43,256	$2,312,285
Notes and interest payable, related parties, net of debt discount of $44,202	3,832,622
Interest payable on convertible note	106,771
Due to licensor	634,534
Accounts payable and accrued expenses	3,449,952
Capital lease obligations, current portion	1,686,775
Due to related parties	286,145
Deferred revenue	231,406
Customer deposits	18,911
Total current liabilities	12,559,401

Long-term liabilities
Convertible note and interest payable, net of debt discount of $280,659	8,236,292
Customer advance	1,700,000
Capital lease obligations	785,881
Derivative financial instruments	2,277,307
Sublease security deposit, affiliate	6,830
13,006,310

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value, 2 million shares authorized, zero issued and outstanding
Common stock, $.0001 par value, 35 million shares authorized, 15,309,194 issued and outstanding	1,531
Additional paid-in-capital	4,285,390
Accumulated deficit	(18,741,403)
Total stockholders' deficit	(14,454,482)
$11,111,229

See accompanying condensed notes to unaudited consolidated financial statements

VERSADIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenues	$1,171,974	$440,970	$1,023,287	$421,495

Cost of revenues
Direct costs	1,166,487	413,691	875,498	391,926
Indirect costs	850,711	315,872	429,208	166,932
	2,017,198	729,563	1,304,706	558,858
Gross margin	(845,224)	(288,593)	(281,419)	(137,363)

Operating expenses
General and administrative	1,583,361	1,483,709	795,724	786,531

Loss from operations	(2,428,585)	(1,772,302)	(1,077,143)	(923,894)

Other income (expenses)
Sublease income, affiliates	24,330	19,248	11,415	9,624
Interest expense	(896,958)	(586,306)	(417,739)	(325,301)
Interest expense, related parties	(81,112)	(55,874)	(55,335)	(23,997)
Amortization of debt discount	(404,035)	(261,503)	(213,808)	(225,289)
Amortization of financing costs	(220,644)	(158,836)	(95,322)	(84,000)
Gain (loss) on derivative financial instruments	189,898	(44,136)	716,799	(44,136)
Loss on foreign currency exchange	(94,625)	(21,503)	(61,451)	(17,496)
	(1,483,146)	(1,108,910)	(115,441)	(710,595)
Net loss	$(3,911,731)	$(2,881,212)	$(1,192,584)	$(1,634,489)

Weighted average common shares outstanding
Basic	14,813,696	12,744,150	15,309,194	13,299,484

Diluted	17,054,321	13,219,506	17,549,819	13,539,095

Loss per common share
Basic and Diluted	$(0.26)	$(0.23)	$(0.08)	$(0.12)

See accompanying condensed notes to unaudited consolidated financial statements

VERSADIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(3,911,731)	$(2,881,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	467,385	168,343
Amortization of debt discount	404,035	261,503
Amortization of financing costs	220,644	158,836
(Gain) loss on derivative financial instruments	(189,898)	44,136
Changes in operating assets and liabilities:
Due from affiliates	6,175	808
Accounts receivable	(487,201)	(208,568)
Sublease and other receivable	3,431	-
Inventories	(50,651)	(473,872)
Prepaid expenses and other current assets	(193,193)	(114,023)
Due to licensor	202,414	157,426
Accounts payable and accrued expenses	1,819,413	827,474
Due to related parties	90,196	8,945
Deferred revenue	231,406
Customer deposits	-	(10,618)
Interest payable	797,442	746,573
Net cash used in operating activities	(590,133)	(1,314,249)

Cash flows from investing activities
Purchase of equipment	(251,586)	(1,379,506)
Payments of deposits on production equipment	(2,232,879)	-
Payments for merger costs	-	(142,919)
Payments for registration costs	(38,054)
Distributions to investors	-	(12,663)
Net cash acquired from merger	-	95
Net cash used in investing activities	(2,522,519)	(1,534,993)

Cash flows from financing activities
Proceeds from issuance of convertible note	-	1,706,846
Proceeds from issuance of notes, related parties	2,225,000
Proceeds from issuance of notes	1,200,000
Proceeds from customer advance		700,000
Payment on notes payable to related parties	-	(30,000)
Payments for financing costs	(30,000)
Payments on equipment leases	(244,532)
Net cash provided by financing activities	3,150,468	2,376,846

Net increase (decrease) in cash	37,816	(472,396)

Cash, beginning of period	134,361	917,296
Cash, end of period	$172,177	$444,900

See accompanying condensed notes to unaudited consolidated financial statements

VERSADIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended
	December 31,
	2007		2006
	(unaudited)		(unaudited)

Supplemental disclosure of cash flow information,
cash paid during the period for interest		$168,756	$427,423

Supplemental disclosure of non-cash investing and financing, activities:

Convertible debentures converted to common stock		$2,000,000	$1,200,000

Interest paid in common stock		$796,687	$-

Interest converted to principal on convertible debenture		$187,500	$-

Debt discount related to convertible note		$-	$635,142

Purchase of equipment financed by lease obligation		$2,465,730	$-

Reclassification of deposit on equipment to equipment		$147,493	$

Reclassification of deferred financing cost to accounts payable	$		$175,000

Issuance of Mellon convertible notes	$		7,500,000
Payments made directly to debtholders			(4,517,154)
Merger and financing costs			(1,026,000)
Payment made directly to licensor			(250,000)

Net proceeds received	$		$1,706,846

See accompanying condensed notes to unaudited consolidated financial statements

VERSAIDAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

The Company is engaged in the manufacture of a dispenser that enables the user to blend two liquids in varying proportions. The dispensers are currently manufactured in both Germany and the United States and are being utilized in the food, sun care, skincare, and cosmetic industries.

2.	Going concern and liquidity

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At December 31, 2007, the Company has incurred cumulative losses of approximately $18.7 million since inception and utilized cash of approximately $.6 million for operating activities during the six months ended December 31, 2007. The Company has a working capital deficit of approximately $10.8 million and a stockholders’ deficit of approximately $14.5 million as of December 31, 2007.

At December 31, 2007, current liabilities include $1.6 million due to shareholders on February 28, 2008 which management believes will be extended if necessary prior to maturity. Current liabilities also include approximately $2.0 million (before debt discount) in notes due on February 1, 2008 which were converted to equity on January 28, 2008 (see Notes 10 and 18). Accounts payable of approximately $3.4 million includes approximately $840,000 for the purchase of equipment which the Company is seeking to obtain financing for under a leasing or possible sale/leaseback agreement and approximately $500,000 in accounts payable is related to development costs for the construction of new equipment for which the Company is seeking to enter into an amortization deferral agreement with the supplier of the equipment (see Note 16). Current capital lease obligations of approximately $1.5 million are to be repaid through amortization of production over the next 12 months based on the number of units produced. The Company anticipates revenues from production will cover this obligation (see Notes 12 and 16). In addition, approximately $2.4 million of current liabilities relates to bridge loans which will be repaid out of the proceeds from the Company’s private placement as described below (see Note 18).

VERSAIDAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

On August 30, 2007, the Company entered into a Securities Purchase Agreement whereby it could sell 8% promissory notes in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of notes. The notes are due upon the earlier of (a) six months following final closing, (b) the date on which the Company receives no less than $4.0 million in gross proceeds from the closing of a private offering of its equity securities or (c) on the date the Company closes on a rights offering. As of December 31, 2007, the Company has received net proceeds of $2.4 million in regards to the notes of which $2.2 million was received from a related party (see Notes 8 and 18).

On January 28th, 2008 the Company received $2,800,000 for the purchase of 1,750,000 units of its securities consisting of 1,750,000 shares of common stock and stock purchase warrants (20% warrant coverage) in connection with a private placement offering. The proceeds of the private placement will be used primarily for working capital purposes including (i) repayment of outstanding current indebtedness of the Company including approximately $2.5 million in bridge financing incurred with the Securities Purchase Agreement in 2007 inclusive of accrued interest and discount, (ii) payment of other outstanding obligations, and (iii) funding anticipated working capital requirements including product development, acquisition of tooling and molds. The private placement is currently extended through a final closing date of February 28, 2008 for a maximum aggregate placement of $5,500,000. The Company has received a letter from Fursa Master Global Event Driven Fund, L.P., the purchaser of 1,250,000 units in the private placement, committing Fursa Master Global Event Driven Fund, L.P. to subscribe and pay $2,000,000 for an additional 1,250,000 units by February 28, 2008.

Management recognizes that the Company must generate additional revenue and gross profits to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base and product line as well as commencing production at a domestic manufacturing facility in the United States and commencing production in connection with a supply agreement with a customer in the consumer products industry as related to the manufacture of a new size dispenser. The manufacturing facility in the United States commenced operations in November 2007 and should be fully operational by February 2008. Management believes that the capital received to date from previous financings and anticipated to be received by February 28th, 2008 may not be sufficient to meet financial obligations in regard to the capital equipment commitments required to expand its product line and increase production capacity and to fund operations during the next twelve months. Additional debt or equity financing may be required which may include equipment financing under a sale or sale/leaseback agreement, receivables or purchase order financing, and possible amortization of a portion of construction costs through the Company’s production partners.

There can be no assurance that the Company will be successful in building its customer base and product line or that the available capital will be sufficient to fund current operations and to meet financial obligations as related to capital expenditures until such time that the revenues increase to generate sufficient profit margins to cover operating costs and amortization of capital equipment. If the Company is unsuccessful in building its customer base or is unable to obtain additional financing, if needed, on terms favorable to the Company, there could be a material adverse effect on the financial position, results of operations and cash flows of the Company. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

VERSAIDAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

The common stock and per share information in the consolidated financial information and related notes have been retroactively adjusted to give effect to the reverse merger on August 9, 2006 and to give effect to the one for forty-five reverse stock split that became effective on March 2, 2007 (see Note 15).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended June 30, 2007 of the Company, contained in Amendment No. 2 to the Company’s annual report on Form 10-KSB for the year ended June 30, 2007, filed on January 28, 2008. These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for the fiscal six months ended December 31, 2007 and 2006. The results of operations for the first six months of fiscal 2008 are not necessarily indicative of the results to be expected for the full year.

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

The Company is the primary beneficiary of SCG under FIN 46r. SCG, as a result of the business acquisition, is no longer an operating entity and is dependent on the Company for all of its income consisting of future royalties and license fees. The Company consolidated the results of SCG’s operations for the six months ended December 31, 2007 and 2006. For the six months ended December 31, 2007 the operations of SCG consisted of approximately $(29,000) in net loss derived from an aggregate of $35,000 in royalty fees from the Company, net of interest and other operating expenses. For the six months ended December 31, 2006 the operations of SCG consisted of approximately $64,000 in net income derived from a $150,000 license fee from the Company, net of interest and other operating expenses. SCG’s assets at December 31, 2007 approximated $149,000 consisting mainly of sublease income receivable, royalties receivable from the Company and a security deposit on a lease. SCG’s liabilities at December 31, 2007 approximated $1.6 million consisting primarily of loans due to partners which were not assumed by the Company as part of the business acquisition described above. These assets and liabilities are included in the unaudited consolidated financial statements.

The unaudited consolidated financial statements include the accounts of the Company and SCG. All intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Accounts are written off as uncollectible at the discretion of management. There was no allowance for doubtful accounts at December 31, 2007.

VERSAIDAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Impairment of Long-Lived Assets

Certain long-lived assets of the Company are reviewed at least annually to determine whether there are indications that their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairment charges as of December 31, 2007.

VERSAIDAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

VERSAIDAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

4.	Inventories

Inventories consist of the following at December 31, 2007:

December 31,
2007

Raw materials	$319,005
Work-in-process	35,739
Finished goods	189,157
$543,901

5.	Property and equipment

Property and equipment consist of the following at December 31, 2007:

December 31,
2007

Machinery and equipment	$2,183,594
Molds	3,514,836
Computer equipment	11,356
5,709,786
Less accumulated depreciation	1,476,708
$4,233,078

Depreciation and amortization expense amounted to approximately $467,000 and $168,000 for the six months ended December 31, 2007 and 2006, respectively and approximately $264,000 and $87,000 for the three months ended December 31, 2007 and 2006, respectively.

6.	Income Taxes

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company, both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows. During the quarter ended December 31, 2007, the Company recognized no adjustments for uncertain tax provisions.

VERSAIDAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

7.	Deposits on production equipment

Deposits on production equipment consist of the following at December 31, 2007:

	Amount at December 31, 2007	Total estimated cost

New assembly equipment	$141,409	$425,000
Assembly equipment new size dispenser	1,240,924	1,240,924 (a	)
Production molds for new size dispenser	3,271,059	4,150,000 (b	)
	$4,653,392	$5,815,924

(a)	Equipment was received in December 2007 and a net obligation of approximately $840,000 is included in current liabilities (see Note 16).
(b)	Upon completion of construction of molds, approximately $880,000 of balance will be financed through a capital lease to be paid monthly through March 2009 (see Note 16).

8.	Securities Purchase Agreement

On August 30, 2007, with the consent of the holder of the Company’s $7.5 million senior convertible debt, Fursa Master Global Event Driven, Fund, LP (referred to herein as the “Investor”), the Company entered into a Securities Purchase Agreement whereby it could sell 8% promissory notes (“Notes”) in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of Notes. The Notes and interest are due upon the earlier of (a) six months following the final closing of the Notes, (b) the date on which the Company receives no less than $4.0 million in gross cash proceeds from the closing of a private offering of its equity securities or (c) on the date the Company closes on a rights offering. At December 31, 2007, the Company had received $2.4 million in net proceeds of which $2.2 million was received from Richard Harriton, a related party, who serves as a Director and is a major shareholder of the Company. Debt discount of approximately $74,000 will be charged to operations over the life of the underlying debt with a corresponding increase to the debt. For the six and three months ended December 31, 2007, approximately $29,000 and $26,000 was charged to operations, respectively. Interest expenses approximated $39,000 and $36,000 for the six and three months ended December 31, 2007. (see Note 18).

9.	Amendment to the Secured Line of Credit Agreement

The Secured Line of Credit Agreement (“Credit Agreement”) with Fursa Alternative Strategies, LLC (referred to herein as the “Lender”) dated February 1, 2007 was amended on July 9, 2007 to reflect the increased amount of the line of credit available to the Company from $3.0 million to $4.0 million. On July 10, 2007, Versadial drew down the additional $1.0 million available under the terms of the amended Credit Agreement. In August 2007, the Lender agreed to convert $2.0 million of the line of credit to equity. In January 2008, the Lender agreed to convert the remaining $2.0 million of the line of credit to equity (See Notes 10 and 18).

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

VERSAIDAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

On September 28, 2007, the Company paid the $50,000 waiver fee and provided the Lender a comprehensive financing plan for the next 18 months. The Lender also agreed to delay, until further notice, the requirement of the Company to appoint a chief operating officer.

10.	Debt and Interest Conversions

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

On January 28, 2008, a total of 1,250,000 shares of common stock were issued upon the conversion of debt.
The Lender agreed to convert $2.0 million in principal amount of the Company’s secured revolving credit notes (see Notes 9 and 18) at a conversion price of $1.60 per share, the offering price of the Company’s private placement.

11.	Registration Rights

The Company signed a Registration Rights Agreement with the Investor on August 9, 2006 whereby the Company is obligated to register the resale of its shares of common stock issuable upon the conversion of senior convertible debt and exercise of the related warrants and have the registration statement declared effective by the Securities and Exchange Commission. On August 6, 2007, the Investor agreed to waive the Liquidated Damages Warrants which were to be issued for the Company’s failure to have the Registration Statement declared effective by the original due date and failure to include all of the Investor’s securities in the Registration Statement. The Investor agreed to extend the effective date to October 1, 2007 and to allow the Company to file two subsequent separate Registration Statements no earlier than six months after the initial effective date of the first filing. On September 28, 2007, the Investor agreed to extend the required date for the initial Registration statement to be declared effective again to a date to be established as long as the Company filed an amended SB-2A addressing the SEC comments and responded to the current comment letter by October 31, 2007. On October 24, 2007, the Company responded to the SEC comments and filed an amended SB-2A. On February 11, 2008, the Registration Statement was declared effective.

If the additional required registration statements are not declared effective within the time frame described, or if the registrations are suspended, the Company will be obligated to issue additional warrants (“Liquidated Damages Warrants”) to the Investor. Initially, the Company will be obligated to issue to the Investor 2% of the number of shares of common stock issuable to the Investor upon conversion of the Convertible Debt or approximately 127,000 shares. In addition, for each full thirty (30) day period after the date that the required registration statement has not been declared effective, the Company is obligated to issue to the Investor warrants exercisable for a number of shares of common stock equal to 2% percent of the number of shares of common stock issuable to the Investor.

12.	Capital lease obligation

On April 24, 2007, the Company entered into a Supply Agreement and a related Tooling Amortization Agreement with an outside contractor located in the United States (see Note 16).

VERSAIDAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

These Agreements provide that the Supplier will fund the estimated $4.8 million cost of the injection molding, tooling and automated equipment necessary to produce the products to be purchased by the Company. Although financed by the Supplier, the equipment will be owned by the Company. The Company will capitalize the related equipment at inception of production. The cost of the tooling and automated equipment, with a three (3%) percent per annum interest factor, will be amortized over a period of 18 months against dispensers purchased and delivered to the Company pursuant to the Supply Agreement, with a per unit amortization cost included in the cost price for the dispensers. If the Company fails to place orders within 18 months sufficient to cover the amortization, any remaining balance will be due in 18 months from the inception of the respective amortization period.

During the six months ended December 31, 2007, molds and equipment in the aggregate of approximately $2.464 million were completed, utilized in production and capitalized by the Company. For the six and three months ended December 31, 2007, amortization of the molds and equipment approximated $156,000 and $14,000, respectively. The Company estimates that two thirds (2/3) or approximately $1.54 million will be amortized over the next 12 months and the remaining balance of approximately $768,000 during fiscal 2009 based on production forecasts.

13.	Derivative financial instruments

Pursuant to Paragraph 14 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", warrants issued by the Company meet the requirements of and are accounted for as a liability since the warrants contain registration rights where Liquidated Damages Warrants would be required to be issued to the holder in the event the Company failed to receive and maintain an effective registration.

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

Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The derivative financial instruments had a value of $2,277,307 at December 31, 2007. The derivative gain (loss) for the six and three months ended December 31, 2007 and the year ended June 30, 2007 approximated $190,000, $717,000 and $(992,000), respectively.

14.	License agreement and sublicense agreement, related parties

License Agreement

On September 18, 2007, under the terms of a License Agreement between SCG (the “Licensee”) and Gerhard Brugger (the “Licensor”), the Licensor signed a waiver of defaults whereby royalty payments in arrears due through June 30, 2007 of $432,000 would be paid as follows: 5% of any proceeds received from a capital raise between $1 million and $2 million and 10% of everything over $2 million in proceeds until the entire amount of the past due royalty is paid in full. In calculating the proceeds of a capital raise, (i) any bridge loans raised prior to completion of a capital raise and to be and actually paid out of the capital raise, and (ii) any debt of the Company converted into the capital raise will not be deemed to be proceeds. On January 21, 2008, the Licensor agreed to defer any payments for royalties in arrears until the completion of the capital raise which is to close on February 28, 2008 (see Note 18). The Company will have the right to pre-pay any of the past due royalties at any time without premium or penalty.

VERSAIDAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

In addition, the licensor agreed to accept royalties as calculated on actual shipments after June 30, 2007 through June 30, 2008 to be paid monthly and the cumulative difference between minimum monthly royalties and actual monthly royalties to be paid no later than June 30, 2008 unless the Licensor and the Company have entered into a written agreement prior to that date providing for an alternate payment schedule; and if the past due royalties are not fully paid prior to June 30, 2008, then the parties agree to, in good faith negotiations, negotiate a further arrangement to fully repay any such balance based on cash flow projections prior to June 30, 2008 as long as the technical consultant payments are made in accordance with the License Agreement. All payments were paid when due through December 31, 2007. At December 31, 2007, the licensor is due royalties of approximately $629,000 and expense reimbursements of approximately $5,000.

Sublicense Agreement

On May 1, 2005, SCG (the “Sub-licensor”) entered into a sub-license agreement with the Company (the “Sub-licensee”) whereby SCG assigned to the Company all rights, titles and interests that the Sub-licensor has in the Amended and Restated License Agreement dated January 1, 2003 between SCG and Gerhard Brugger. In consideration for the assignment and patent rights hereunder, the Company agreed to pay SCG a sublicense fee in the aggregate of $600,000. In addition the Company agreed to pay the royalties due under the original Amended and Restated License Agreement either directly to the original licensor or to SCG. The Company also agreed to pay SCG a royalty of 3% of the first $100 million of gross revenues, which was increased to $130 million in July 2006. On September 18, 2007, the agreement was amended to extend the payment dates of the remaining $450,000 sublicense fee, with $300,000 due on December 31, 2007, and $150,000 due on May 1, 2008. On January 15, 2008, the agreement was further amended to extend the payment dates of the remaining sublicense fee of $450,000, with $300,000 due on September 30, 2008 and $150,000 due on December 31, 2008 (see Note 18).

15.	Stockholders’ deficit

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

VERSAIDAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

In August, 2007, a total of 1,769,724 shares of common stock were issued upon the conversion of debt and interest payments based upon the following transactions. First on August 27, 2007, the Lender agreed to convert $2.0 million in principal amount of the Company’s secured revolving credit notes at a conversion price of $1.7662 per share for an aggregate of 1,132,375 shares. Second, the Investor agreed to convert $750,000 in interest due on August 9, 2007 on the Company’s $7.5M senior convertible debt at a conversion price of $1.1768, equal to the conversion price of the underlying convertible notes for an aggregate 637,349 shares. The value of the shares ($796,686) and amount of interest expense recorded by the Company was calculated based on the market price on August 9, 2007 of $1.25 per share (see Notes 9 and 10).

On January 28th, 2008 the Company received $2,800,000 for the purchase of 1,750,000 units of its securities consisting of 1,750,000 shares of common stock and stock purchase warrants (20% warrant coverage or an aggregate of 350,000 warrants) in connection with a private placement offering. The shares were issued on January 28, 2008. Each unit is priced at $1.60 with a minimum unit purchase of $80,000. The stock purchase warrants have a term of five years and are exercisable for shares of common stock at an initial exercise price of $2.00. The private placement is currently extended through a final closing date of February 28, 2008 for a maximum aggregate placement of $5,500,000 (see Note 18).

On January 28, 2008, a total of 1,250,000 shares of common stock were issued upon the conversion of debt.
The Lender agreed to convert $2.0 million in principal amount of the Company’s secured revolving credit notes at a conversion price of $1.60 per share, the offering price of the Company’s private placement (see Notes 9, 10 and 18).

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

At December 31, 2007, the basic loss per common share does not include an aggregate of 3,778,834 warrants outstanding and 6,373,415 shares issuable under the terms of convertible debt. The effect of these securities would be antidilutive. These warrants are currently exercisable at prices that range between $.94-$2.475 and expire between August 9, 2011 and February 1, 2012. At December 31, 2007, diluted loss per common share includes 2,240,625 shares as calculated using the treasury stock method for proceeds that would have been received from the exercise of convertible debt and warrants as if they were used to purchase common stock at the average market price during the period.

16.	Commitments and contingencies

Manufacturing Agreement and Equipment Purchase

On September 20, 2006, the Company entered into a 30-month manufacturing agreement with an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for the Company for a new size (20 millimeter) dispenser. The Company will place all customer orders relating to the product with the contractor until at least eighty percent (80%) of the manufacturer’s production capacity is utilized based on five (5) days per week, three (3) shifts per day. The agreement calls for the Company to make payments in the aggregate of approximately $780,000 for preproduction molds and $4.15 million for the required production molds. Title of the molds will transfer to the Company upon final payment. As of June 30, 2007, the preproduction molds were complete and placed in service. The Company paid an aggregate of approximately $529,000 for the preproduction molds prior to their completion and financed the balance of approximately $251,000 under the terms of a capital lease obligation. The total amount of the lease, including interest, is to be paid monthly in varying installments through March 2009. At December 31, 2007, the Company has an outstanding balance of approximately $162,000 due on the remaining capital lease. As of December 31, 2007, the Company has incurred total costs of approximately $2.541 million for the production molds which are included in deposits on production equipment (see Note 7) and has an outstanding current liability of approximately $730,000 due to the contractor. Upon completion of construction of the production molds, the remaining balance due the contractor of approximately $880,000 will be financed through a capital lease to be paid monthly through March 2009. In addition, the Company is trying to enter into an amortization agreement with the contractor to defer approximately $500,000 of the current obligation due until production commences. It is anticipated that production will commence by the second quarter of calendar 2008.

VERSAIDAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

In conjunction with the above manufacturing agreement, the Company also ordered related assembly equipment from a vendor in the amount of approximately $1.24 million. The Company has made payments of approximately $401,000 for the equipment and has a current liability of approximately $840,000 for the balance which is included in deposits on production equipment and in current liabilities (see Note 7). The equipment was received in December 2007. It is anticipated that production will commence by the second calendar quarter of 2008. The Company is currently seeking to obtain financing of this assembly equipment under a leasing or possible sale/leaseback agreement.

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

These Agreements provide that the Supplier will fund the estimated $4.8 million cost of the injection molding, tooling and automated equipment necessary to produce the products to be purchased by the Company. Although financed by the Supplier, the equipment will be owned by the Company. The Company will capitalize the related equipment at inception of production. The cost of the tooling and automated equipment, with a three (3%) percent per annum interest factor, will be amortized over a period of 18 months against dispensers purchased and delivered to the Company pursuant to the Supply Agreement, with a per unit amortization cost included in the cost price for the dispensers. If the Company fails to place orders within 18 months sufficient to cover the amortization, any remaining balance will be due in 18 months from the inception of the respective amortization period.

During the six months ended December 31, 2007, molds and equipment in the aggregate of approximately $2.464 million were completed, utilized in production and capitalized by the Company. For the six and three months ended December 31, 2007, amortization of the molds and equipment approximated $156,000 and $14,000, respectively. The Company estimates that two thirds (2/3) or approximately $1.54 million will be amortized over the next 12 months and the remaining balance of approximately $768,000 during fiscal 2009 based on production forecasts.

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

VERSAIDAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Pursuant to the terms of the Credit Memo previously entered into with Avon, the Company will repay Avon’s $1.7 million advances received in fiscal year 2007 by a credit against the purchase price of products sold to Avon pursuant to the Master Supply Agreement and pursuant to other agreements that may be entered into between Versadial and Avon, commencing six months after the date of the first shipment of products to Avon. In the event of a default by the Company, Avon may, at its discretion, recover the remaining amount of the advance as a credit against other product purchases from us or the amount will be due under the terms of a promissory note to be issued at the time of default. The Company anticipates that the exclusive supply relationship with Avon will consume all available manufacturing capacity of the specially designed 20 millimeter dispenser through the first year. The Company anticipates production to begin in the second quarter of calendar of 2008.

17.	Major customers and segment information

Major customers

Customers accounting for 10% or more of revenue for the six and three months ended December 31, 2007 and 2006 are as follows:

	Six months ending December 31, 2007	Six months ending December 31, 2006	Three months ending December 31, 2007	Three months ending December 31, 2006

Customer A	$1,039,000	$-	$1,012,000	$-
Customer B	-	305,000	-	305,000
Customer C	-	94,000	-	94,000

	$1,039,000	$399,000	$1,012,000	$399,000

VERSAIDAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Accounts receivable from customer A for 2007 aggregated approximately $624,000 at December 31, 2007.

Segment information

Assets, classified by geographic location are as follows at December 31, 2007:

United States	$4,224,431
Other countries	6,886,798
$11,111,229

Assets in other countries are primarily inventory and equipment which are located at subcontractor production facilities in Germany and amounts classified as deposits on production equipment.

Revenue, classified by the major geographic areas was as follows:

	Six months ending December 31, 2007	Six months ending December 31, 2006	Three months ending December 31, 2007	Three months ending December 31, 2006

United States	$1,113,131	$418,704	$1,012,161	$399,229
Other countries	58,843	22,266	11,126	22,266
	$1,171,974	$440,970	$1,023,287	$421,495

18.	Subsequent events

Additional Financing - Private Placement

On January 28th, 2008 the Company received $2,800,000 for the purchase of 1,750,000 units of its securities consisting of 1,750,000 shares of common stock and stock purchase warrants (20% warrant coverage or an aggregate of 350,000 warrants) in connection with a private placement offering. The proceeds of the private placement will be used primarily for working capital purposes including (i) repayment of outstanding current indebtedness of the Company including approximately $2.5 million in bridge financing incurred with the Securities Purchase Agreement in 2007 inclusive of accrued interest and discount, (ii) payment of other outstanding obligations, and (iii) funding anticipated working capital requirements including product development, acquisition of tooling and molds.

Each unit is priced at $1.60 with a minimum unit purchase of $80,000. The stock purchase warrants have a term of five years and are exercisable for shares of common stock at an initial exercise price of $2.00. The private placement is currently extended through a final closing date of February 28, 2008 for a maximum aggregate placement of $5,500,000.

The Company has received a letter from Fursa Master Global Event Driven Fund, L.P., the purchaser of 1,250,000 units in the private placement, committing Fursa Master Global Event Driven Fund, L.P. to subscribe and pay $2,000,000 for an additional 1,250,000 units by February 28, 2008.

A 5% commitment fee will be payable to Fursa Master Global Event Driven Fund, L.P., calculated on its total $4,000,000 commitment, concurrently with the Company’s receipt of its remaining $2,000,000 subscription commitment. A fee of 7% (aggregating $56,000) of the securities placed payable in cash, and (ii) a number of common stock purchase warrants (aggregating 25,000 warrants) equal to 5% of the number of units placed were paid to participating dealers in respect of the purchase of the Company’s securities by purchasers other than Fursa Master Global Event Driven Fund, L.P.

VERSAIDAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Debt Extension

The Company has an outstanding note in the principal amount of $104,284 which bears interest at 8% and matured, as amended, on December 31, 2007. The lender has agreed to extend the maturity date, under the same terms and conditions as the original note, to February 28, 2008.

Debt Conversion

On January 28, 2008, a total of 1,250,000 shares of common stock were issued upon the conversion of debt.
The Lender agreed to convert $2.0 million in principal amount of the Company’s secured revolving credit notes (see Notes 9 and 10) at a conversion price of $1.60 per share, the offering price of the Company’s private placement.

Sublicense Agreement

On January 15, 2008 the sublicense agreement between SCG and the Company was amended to extend the payment dates of the remaining sublicense fee of $450,000, with $300,000 due on September 30, 2008 and $150,000 due on December 31, 2008 (see Note 14).

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

Versadial’s business is designed to capitalize on the commercial opportunities for innovation in packaging and dispensing within the consumer products industries. We are engaged in the manufacture of a dual dispenser that enables the user to blend two liquids in varying proportions. Substantially all of our revenues come from wholesale sales and our customers are located both in the United States and in Europe. The dual dispensers are currently manufactured in both Germany and the United States and are currently being utilized in the food, sun care, skincare, and cosmetic industries. We began manufacturing in the United States in the fourth calendar quarter of 2007.

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

Recent Developments

The following developments took place during the past fiscal year, the six months ended December 31, 2007 and subsequent to December 31, 2007:

•
On August 9, 2006, concurrent with the merger closing, we sold 10% senior redeemable convertible debt (“Convertible Debt”) in the principal amount of $7.5 million to Mellon HBV Master U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. Fund (now known as Fursa Master Global Event Driven Fund, LP, and referred to herein as the “Investor”) under the terms of a Securities Purchase Agreement in exchange for $7.5 million in cash. The Convertible Debt matures 30 months after the date of issuance (“Maturity Date”) and bears interest at 10% per annum. We do not have the option to prepay the Convertible Debt prior to the Maturity Date and must redeem 100% of the Convertible Debt, unless earlier converted, for an amount equal to 120% ($9.2 million at December 31, 2007) of the outstanding principal plus accrued but unpaid interest, on the Maturity Date. The proceeds from the Convertible Debt were used for working capital, capital expenditures, mandatory debt repayment, and general corporate purposes.

•
On September 20, 2006, we entered into a 30-month manufacturing agreement with Seidel GMBH, an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for us for a new size (20 millimeter) dispenser. We will place all customer orders relating to the product with the contractor until at least eighty percent (80%) of the manufacturer’s production capacity is utilized based on five (5) days per week, three (3) shifts per day. The agreement calls for us to make payments in the aggregate of approximately $780,000 for preproduction molds and $4.15 million for the required production molds. Title of the molds will transfer to us upon final payment. As of June 30, 2007, the preproduction molds were complete and placed in service. We paid an aggregate of approximately $529,000 for the preproduction molds prior to their completion and financed the balance of approximately $251,000 under the terms of a capital lease obligation. At December 31, 2007, we have an outstanding balance of approximately $162,000 due on the remaining capital lease. As of December 31, 2007, we have incurred total costs of approximately $2.541 million for the production molds and we have an outstanding current liability of approximately $730,000 due to the contractor. Upon completion of construction of the production molds, the remaining balance due the contractor of approximately $880,000 will be financed through a capital lease to be paid monthly through March 2009. In addition, the Company is trying to enter into an amortization agreement with the contractor to defer approximately $500,000 of the current obligation due until production commences. It is anticipated that production will commence by the second quarter of calendar 2008.

In conjunction with the above manufacturing agreement, the Company also ordered related assembly  equipment from a vendor in the amount of approximately $1.24 million. The Company has made payments of approximately $401,000 for the equipment and has a current liability of approximately $840,000 for the balance which is included in deposits on production equipment and in current liabilities. The equipment was received in December 2007. It is anticipated that production will commence by the second calendar quarter of 2008. The Company is currently seeking to obtain financing of this assembly equipment under a leasing or possible sale/leaseback agreement.

•
On February 1, 2007, we entered into a $3.0 million Secured Line Of Credit Agreement (“Credit Agreement”) with Fursa Alternative Strategies, LLC (referred to herein as the “Lender”). The line is due on February 1, 2008 but may be extended for an additional 3 months. The line bears interest at a rate equal to the three month LIBOR rate plus 700 basis points (12.4% at June 30, 2007). At June 30, 2007, we had drawn an aggregate of $3.0 million of the available line. On July 9, 2007, the Credit Agreement was amended to (i) increase the amount of the line of credit available to us from $3.0 million to $4.0 million and (ii) waive certain default provisions required by the original Credit Agreement. In August 2007, the Lender agreed to convert $2.0 million of the outstanding principal balance to equity at a conversion price of $1.7662 per share for an aggregate of 1,132,375 shares. As of December 31, 2007, we had an outstanding balance of $2.0 million due on the credit line. On January 28, 2008, the Lender agreed to convert the remaining $2.0 million of the outstanding principal balance to equity at a conversion price of $1.60 per share, the offering price of our private placement, for an aggregate of 1,250,000 shares.

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

These Agreements provide that the Supplier will fund the estimated $4.8 million cost of the injection molding, tooling and automatic equipment necessary to produce the products to be purchased by us.Although financed by the Supplier, the equipment will be owned by Versadial. We will capitalize the related equipment at inception of production. The cost of the tooling and automated equipment, with a three (3%) percent per annum interest factor, will be amortized over a period of 18 months against dispensers purchased and delivered to us pursuant to the Supply Agreement, with a per unit amortization cost included in the cost price for the dispensers. If we fail to place orders within 18 months sufficient to cover the amortization, any remaining balance will be due in 18 months from the inception of the respective amortization period.

During the six months ended December 31, 2007, molds and equipment in the aggregate of approximately $2.464 million were completed, utilized in production and capitalized. For the six and three months ended December 31, 2007, amortization of the molds and equipment approximated $156,000 and $14,000, respectively. We estimate that two thirds (2/3) or approximately $1.54 million will be amortized over the next 12 months and the remaining balance of approximately $768,000 during fiscal 2009 based on production forecasts.

•
On July 10, 2007 we entered into a two-year Master Supply Agreement with Avon Products, Inc. (“Avon”), a consumer products company for seventeen million units of certain of our products. The Agreement will remain in effect through the second anniversary of the first shipment of such products in commercial production quantities.

Pursuant to the terms of a Credit Memo previously entered into with Avon, we will repay Avon’s $1.7 million advances by a credit against the purchase price of products sold to Avon pursuant to the Master Supply Agreement and pursuant to other agreements that may be entered into between Versadial and Avon, commencing six months after the date of the first shipment of products to Avon. We anticipate that the exclusive supply relationship with Avon will consume all available manufacturing capacity of the specially designed 20mm dispenser through the first year. We anticipate production to begin in the second quarter of calendar 2008.

•
On August 30, 2007, with the consent of the Investor, we entered into a Securities Purchase Agreement whereby we could sell 8% promissory notes (“Notes”) in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of Notes. The Notes are due upon the earlier of (a) six months following the final closing of the Notes, (b) the date on which the we receive no less than $4.0 million in gross cash proceeds from the closing of a private offering of our equity securities or (c) on the date we close on a rights offering. At December 31, 2007, we have received net proceeds of approximately $2.4 million from the sale of the Notes of which $2.2 million was received from Richard Harriton, a related party who serves as a Director and is a major shareholder of the Company.

•
On January 28th, 2008 we received $2,800,000 for the purchase of 1,750,000 units of our securities consisting of 1,750,000 shares of common stock and stock purchase warrants (20% warrant coverage or an aggregate of 350,000 warrants) in connection with a private placement offering. The proceeds of the private placement will be used primarily for working capital purposes including (i) repayment of outstanding current indebtedness including approximately $2.5 million in bridge financing incurred with the Securities Purchase Agreement in 2007 inclusive of accrued interest and discount, (ii) payment of other outstanding obligations, and (iii) funding anticipated working capital requirements including product development, acquisition of tooling and molds. Each unit is priced at $1.60 with a minimum unit purchase of $80,000. The stock purchase warrants have a term of five years and are exercisable for shares of common stock at an initial exercise price of $2.00. The private placement is currently extended through a final closing date of February 28, 2008 for a maximum aggregate placement of $5,500,000.

The Company has received a letter from Fursa Master Global Event Driven Fund, L.P., the purchaser of 1,250,000 units in the private placement, committing Fursa Master Global Event Driven Fund, L.P. to subscribe and pay $2,000,000 for an additional 1,250,000 units by February 28, 2008.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used, which would have resulted in different financial results.

The critical accounting policies we identified in Amendment No. 2 to our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 related to various significant accounting policies. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in Amendment No. 2 to our Annual Report on Form 10-KSB, as filed with the SEC on January 28, 2008.

RESULTS OF OPERATIONS

Executive Summary

The table below sets forth a summary of financial highlights for the six months ended December 31, 2007 and 2006:

Overall, our revenue grew substantially by 166% during the six months ended December 31, 2007 as compared to the six months ended December 31, 2006 as our operations began to grow in the skincare and cosmetic sectors. Our direct costs were 99% and 94% of revenues for the respective periods due to several factors, which were primarily the need for manual labor of certain functions in Germany which will begin to decline next quarter as U.S. production began in late 2007, the unfavorable Euro/US Dollar currency exchange fluctuation which also will begin to decline as U.S. production increases, and high direct freight costs due mainly to component parts being produced in the U.S. and shipped to Germany for assembly prior to completion of the U.S. facility becoming fully operational. This will no longer be a factor as our U.S. production facility became operational in late 2007. Our indirect costs increased due to higher depreciation expenses in the current year on capital acquisitions, costs for prototype samples for new customers and products, and high costs for testing of new equipment for the U.S. facility. Our revenues did not increase enough to cover these costs as our production capacity was limited due to the moving of equipment from Germany to the U.S. Our German facility is still operational but with a limited amount of equipment with less production capacity than previously as the newer higher cavity equipment shipped to the U.S. in September 2007. The equipment had to be retrofitted for U.S. production and became operational in November 2007. Our interest expense and related debt discount and financing costs increased due to the increase in debt obligations which were incurred for future growth including capital expenditures and for ongoing expenses. These changes are explained in more detail below.

Our focus for the coming fiscal year will be to grow our revenue and decrease our direct costs per unit which we believe will be accomplished as our new 20mm product line is completed and manufacturing should begin in second quarter calendar 2008 at Seidel in Germany. We estimate we will be able to produce approximately 15 million units annually of this product. In addition, we believe the completion of our new U.S. based facility for our 40 and 49mm product line will enable us to increase production with substantially all new automated molds and assembly equipment. This began in November 2007 at Jarden and became fully operational for both our 40 and 49mm product lines in February 2008. We estimate we will be able to produce approximately 20 million units annually of these products. We have commitments from several multi-national customers for in excess of 20 million units at the current time for our various products. We also anticipate improving our costs and margins as both the injection molding and assembly functions will be performed together at both of these new subcontractor facilities and we will be better able to manage our costs as they will be on a completed per piece basis and we will no longer need to purchase individual component parts and contract assembly labor separately. Additionally, we will retain the services of Holzmann Montague, our prior assembly manufacturer in Germany, with limited production capacity, for development projects with new and existing customers, and possibly for assembly of foreign orders or additional production use if necessary.

Six Months Ended December 31, 2007 and 2006

For the six months ended December 31,	2007	2006	CHANGE

Net revenues	$1,171,974	$440,970	166%

Cost of revenues
Direct costs	1,166,487	413,691	182%
Indirect costs	850,711	315,872	169%

	2,017,198	729,563	176%

Gross margin	(845,224)	(288,593)	193%

Operating expenses
General and administrative	1,583,361	1,483,709	7%

Loss from operations	(2,428,585)	(1,772,302)	37%

Other income (expenses)
Sublease income, affiliates	24,330	19,248	26%
Interest and other expense	(896,958)	(586,306)	53%
Interest expense, related parties	(81,112)	(55,874)	45%
Amortization of debt discount	(404,035)	(261,503)	55%
Amortization of financing costs	(220,644)	(158,836)	39%
Gain (loss) on derivative financial instruments	189,898	(44,136)	-530%
Loss on foreign currency exchange	(94,625)	(21,503)	340%

	(1,483,146)	(1,108,910)	34%

Net loss	$(3,911,731)	$(2,881,212)	36%

REVENUES. During the six months ended December 31, 2007, we had revenues of $1,171,974 as compared to revenues of $440,970 during the six months ended December 31, 2006, an increase of approximately 166%. In 2007, 89% of the revenue was primarily attributable to one customer in the cosmetic industry. In 2006, 90% of the revenue was attributable to two customers in the suncare industry. As discussed above, we anticipate our revenues to continue to increase in the coming fiscal year.

GROSS MARGIN. Cost of revenues  direct costs, which consist of direct labor, overhead and product costs, were $1,166,487 (99% of revenues) for the six months ended December 31, 2007 as compared to $413,691 (94% of revenues) for the six months December 31, 2006. The increase for 2007 is a result of the increase in revenues. The high percentage of direct costs as related to revenues in both periods is attributable to several factors which are discussed above and should begin to improve in the next quarter. Cost of revenues - indirect costs, which consist of indirect labor, quality control costs, factory maintenance, product development and depreciation, were $850,711 for the six months ended December 31, 2007 as compared to $315,872 for the six months ended December 31, 2006. The increase was due primarily to increased depreciation of approximately $300,000 due to the purchase of more manufacturing equipment, for additional costs for runoff testing of parts of approximately $82,000 needed to validate the new U.S. equipment, and for additional labor for testing and development in 2007 as compared to 2006. Gross margin was a deficit of $(845,224) for the six months ended December 31, 2007 as compared to a deficit of $(288,593) for the six months ended December 31, 2006 as of a result of revenues insufficient to cover indirect operating costs. We believe that indirect costs, which are primarily related to depreciation and the testing of new automated equipment, will decrease both in amount and as a percent of revenues as the equipment is placed in service and revenues increase to cover these costs. We also believe direct costs should decrease on a percentage of revenue basis as discussed above as our new U.S. facility became operational in late 2007 and our new 20mm facility in Germany will become operational in 2008 and both our capacity and production capabilities will increase and we will become more cost efficient.

OPERATING EXPENSES. General and administrative expenses totaled $1,583,361 for the six months ended December 31, 2007, as compared to $1,483,709 for the six months ended December 31, 2006, an increase of approximately 7%. This increase of approximately $100,000 is primarily attributable to an increase in the technical consultant fee and royalties due the licensor under contract of $50,000, and an increase in consulting fees of $50,000 as more general consultants were used in 2007 for sales, design work and other administrative functions.

NET LOSS. We had a net loss of $3,911,731 for the six months ended December 31, 2007 as compared to $2,881,212 for the six months ended December 31, 2006, an increase of approximately $1,031,000. The increase in net loss is attributable to the increases in general and administrative and cost of revenues as described above. In addition, interest expense and amortization of debt/financing costs increased by approximately $539,000 in 2007 due to increased debt obligations. We believe that revenues should increase in the coming fiscal year as we introduce our new product line and are able to grow our customer base, and direct costs should decrease as production becomes more automated and diversified in both the U.S. and in Germany, allowing operating expenses to decline on a per piece basis and indirect costs to be covered.

Three Months ended December 31, 2007 and 2006

For the three months ended December 31,	2007	2006	CHANGE

Net revenues	$1,023,287	$421,495	143%

Cost of revenues
Direct costs	875,498	391,926	123%
Indirect costs
	429,208	166,932	157%

	1,304,706	558,858	133%

Gross margin	(281,419)	(137,363)	105%

Operating expenses
General and administrative	795,724	786,531	1%

Loss from operations	(1,077,143)	(923,894)	17%

Other income (expenses)
Sublease income, affiliates	11,415	9,624	19%
Interest and other expense	(417,739)	(325,301)	28%
Interest expense, related parties	(55,335)	(23,997)	131%
Amortization of debt discount	(213,808)	(225,289)	-5%
Amortization of financing costs	(95,322)	(84,000)	13%
Gain (loss) on derivative financial instruments	716,799	(44,136)	-1724%
Loss on foreign currency exchange	(61,451)	(17,496)	251%

	(115,441)	(710,595)	-84%

Net loss	$(1,192,584)	$(1,634,489)	-27%

REVENUES. During the three months ended December 31, 2007, we had revenues of $1,023,287 as compared to revenues of $421,495 during the three months ended December 31, 2006, an increase of approximately 143%. In 2007, 99% of the revenue was primarily attributable to one customer in the cosmetic industry. In 2006, 95% of the revenue was attributable to two customers in the suncare industry. As discussed above, we anticipate our revenues to continue to increase in the coming fiscal year.

GROSS MARGIN. Cost of revenues - direct costs, which consist of direct labor, overhead and product costs, were $875,498 (86% of revenues) for the three months ended December 31, 2007 as compared to $391,926 (93% of revenues) for the three months December 31, 2006. The increase for 2007 is a result of the increase in revenues. The high percentage of direct costs as related to revenues in both periods is attributable to several factors which are discussed above and began to improve in the last fiscal quarter ended December 31, 2007 as U.S. production commenced in November 2007. Cost of revenues - indirect costs, which consist of indirect labor, quality control costs, factory maintenance, product development and depreciation, were $429,208 for the three months ended December 31, 2007 as compared to $166,932 for the three months ended December 31, 2006. The increase was due primarily to increased depreciation of approximately $177,000 due to the purchase of more manufacturing equipment, for additional costs needed to validate the new U.S. equipment, and for additional labor for testing and development in 2007 as compared to 2006. Gross margin was a deficit of $(281,419) for the three months ended December 31, 2007 as compared to a deficit of $(137,363) for the three months ended December 31, 2006 as of a result of revenues insufficient to cover indirect operating costs. We believe that indirect costs, which are primarily related to depreciation and the testing of new automated equipment, will decrease both in amount and as a percent of revenues as the equipment is placed in service and revenues increase to cover these costs. We also believe direct costs should decrease on a percentage of revenue basis as discussed above as our new U.S. facility became operational in late 2007 and our new 20mm facility in Germany will become operational in 2008 and both our capacity and production capabilities will increase and we will become more cost efficient.

OPERATING EXPENSES. General and administrative expenses totaled $795,724 for the three months ended December 31, 2007, as compared to $786,531 for the three months ended December 31, 2006, an increase of approximately 1%. This increase of approximately $9,000 is primarily attributable to an increase in the technical consultant fee and royalties due the licensor under contract of $25,000, and various increases and decreases in various other general and administrative costs.

NET LOSS. We had a net loss of $1,192,584 for the three months ended December 31, 2007 as compared to $1,634,489 for the three months ended December 31, 2006, a decrease of approximately $441,000. The decrease in net loss is attributable to the increases in general and administrative and cost of revenues as described above which are offset by a gain on derivative financial instruments which increased by approximately $761,000 as a result of the decrease in the market price of our common shares at December 31, 2007 as compared to December 31, 2006. In addition, interest expense and amortization of debt/financing costs increased by approximately $124,000 in 2007 due to increased debt obligations. We believe that revenues should increase in the coming fiscal year as we introduce our new product line and are able to grow our customer base, and direct costs should decrease as production becomes more automated and diversified in both the U.S. and in Germany, allowing operating expenses to decline on a per piece basis and indirect costs to be covered.

GOING CONCERN, LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our working capital deficit as of December 31, 2007:

At December 31, 2007 “Unaudited”

Current assets	$1,759,759
Current liabilities	12,559,401

Working capital deficit	$(10,799,642)

At December 31, 2007, we had incurred cumulative losses of approximately $18.7 million since inception and $3.9 million for the six months ended December 31, 2007. We have a working capital deficit of approximately $10.8 million and a stockholders’ deficit of approximately $14.5 million as of December 31, 2007.

During the six months ended December 31, 2007, we utilized cash of approximately $.6 million for operating activities primarily due to the revenues not yet great enough to cover general and administrative expenses and indirect costs. We utilized cash of approximately $2.5 million from investing activities primarily to purchase molds and equipment. We received cash from financing activities of approximately $3.2 million from the secured credit line and bridge loans under the securities purchase agreement. These funds were utilized to purchase equipment and cover operating costs. Our cash balance increased by approximately $.1 million for the six months ended December 31, 2007.

At December 31 2007, current liabilities are approximately $12.6 million which includes $1.6 million due to shareholders on February 28, 2008 which we believe will be extended if necessary prior to maturity. Current liabilities also include approximately $2.0 million (before debt discount) in notes due on February 1, 2008 which were converted to equity on January 28, 2008. Accounts payable of approximately $3.4 million includes approximately $840,000 for the purchase of equipment which we are seeking to obtain financing for under a leasing or possible sale/leaseback agreement and approximately $.5 million in accounts payable is related to development costs for the construction of new equipment for which we are seeking to enter into am amortization deferral agreement with the supplier of the equipment. Current capital lease obligations of approximately $1.5 million are to be repaid through amortization of production over the next 12 months based on the number of units produced. The Company anticipates revenues from production will cover this obligation. In addition, approximately $2.4 million of current liabilities relates to bridge loans which will be repaid out of the proceeds form our private placement as described below.

Approximately $629,000 in current liabilities relates to minimum royalties due to the Licensor, pursuant to the License Agreement, which are in arrears. On September 18, 2007, the Licensor signed a waiver of defaults whereby royalty payments in arrears due through June 30, 2007 of $432,000 would be paid as follows: 5% of any proceeds received from a capital raise between $1 million and $2 million and 10% of everything over $2 million in proceeds until the entire amount of the past due royalty is paid in full. In calculating the proceeds of a capital raise, (i) any bridge loans raised prior to completion of a capital raise and actually paid out of the capital raise, and (ii) any debt converted into the capital raise shall not be deemed to be proceeds. On January 21, 2008, the Licensor agreed to defer any payments for royalties in arrears until the completion of the capital raise which is to close on February 28, 2008. In addition, the Licensor agreed to accept royalties as calculated on actual shipments after June 30, 2007 through June 30, 2008 to be paid monthly and the cumulative difference between minimum monthly royalties and actual monthly royalties to be paid no later than June 30, 2008 unless the Licensor and Licensee have entered into a written agreement prior to that date providing for an alternate payment schedule; and if the past due royalties are not fully paid prior to June 30, 2008, then the parties agree to, in good faith negotiations, negotiate a further arrangement to fully repay any such balance based on cash flow projections prior to June 30, 2008 as long as the technical consultant payments are made in accordance with the License Agreement. All payments were paid when due through December 31, 2007.

The balance of current liabilities consists primarily of accounts payable, interest, and other expenses.

On August 30, 2007, the Company entered into a Securities Purchase Agreement whereby it could sell 8% promissory notes in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of notes. The notes are due upon the earlier of (a) six months following final closing, (b) the date on which the Company receives no less than $4.0 million in gross proceeds from the closing of a private offering of its equity securities or (c) on the date the Company closes on a rights offering. As of December 31, 2007, the Company has received net proceeds of $2.4 million in regards to the notes of which $2.2 million was received from a related party.

On January 28th, 2008 we received $2,800,000 for the purchase of 1,750,000 units of our securities consisting of 1,750,000 shares of common stock and stock purchase warrants (20% warrant coverage) in connection with a private placement offering. The proceeds of the private placement will be used primarily for working capital purposes including (i) repayment of outstanding current indebtedness including approximately $2.5 million in bridge financing incurred with the Securities Purchase Agreement in 2007 inclusive of accrued interest and discount, (ii) payment of other outstanding obligations, and (iii) funding anticipated working capital requirements including product development, acquisition of tooling and molds. The private placement is currently extended through a final closing date of February 28, 2008 for a maximum aggregate placement of $5,500,000. We have received a letter from Fursa Master Global Event Driven Fund, L.P., the purchaser of 1,250,000 units in the private placement, committing Fursa Master Global Event Driven Fund, L.P. to subscribe and pay $2,000,000 for an additional 1,250,000 units by February 28, 2008.

We recognize that we must generate additional revenue and sufficient gross profit margins to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base capitalizing on successful product introductions in 2007 resulting in anticipated volume increases of more than 200%, or five (5) million pieces per annum for 2008 and 2009, from current customers; the addition of firm commitments from new customers totaling more than twenty (20) million units for the combined 2008 and 2009 seasons; the solidification of high potential customer interest equivalent to an additional twenty (20) million units for the same period deliverable upon demonstration of ability to manufacture; the realization that the above production is coming from a limited amount of potential customers whose demand is so great it may limit our opportunity to create capacity for other interested customers, and the resultant focus by us to identify production partners who will fund manufacturing equipment in consideration for customer commitment. In addition, we commenced production at Jarden, a domestic manufacturing facility in the United States in November 2007, and will be commencing production in Germany at Seidel for our new 20mm size dispenser in the second calendar quarter of 2008. We believe that the capital received to date from previous financings and anticipated to be received by February 28th, 2008 may not be sufficient to meet financial obligations in regard to the capital equipment commitments required to expand our product line and increase production capacity and to fund operations during the next twelve months. Additional debt or equity financing may be required which may include equipment financing under a sale or sale/leaseback agreement, receivables or purchase order financing, and possible amortization of a portion of construction costs through our production partners.

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

The following is a table summarizing our significant commitments as of December 31, 2007, consisting of equipment commitments, debt repayments, royalty payments and future minimum lease payments with initial or remaining terms in excess of one year for the next fiscal 5 years.

Contractual Obligations (in millions):	Total	FYE 2008	FYE 2009-2010	FYE 2011-2012	FYE 2013 and Thereafter

Convertible Debt and interest	$10.2	$0.5	$9.7	$-	$-
Notes and interest - related parties	3.9	3.9
Secured Line of Credit and interest (a)	2.1	2.1
Other notes and interest	0.4	0.4
Royalties including arrears	16.0	0.9	1.1	1.3	12.7
Equipment obligations and leases	1.7	1.2	0.5
Tooling Amortization	4.6	1.6	3.0
Operating lease	0.2	0.1	0.1
	$39.1	$10.7	$14.4	$1.3	$12.7

(a) Converted to equity January 28, 2008.

Based on the current operating plan and available cash and cash equivalents currently available, we may need to obtain additional financing through the sale of equity securities, private placements, funding from new or existing production partners, and/or bridge loans within the next 12 months. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. The ability to maintain sufficient liquidity is dependent on our ability to successfully build our customer base and product line with the required capital equipment. If additional equity securities are issued to raise funds, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations.

There can be no assurance that we will be successful in building our customer base and product line or that the available capital will be sufficient to fund current operations and to meet financial obligations as related to capital expenditures until such time that the revenues increase to generate sufficient profit margins to cover operating costs and amortization of capital equipment. If we are unsuccessful in building our customer base or are unable to obtain additional financing, if needed, on terms favorable to us, there could be a material adverse effect on the financial position, results of operations and cash flows. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits
4.17	Amendment No. 1 dated July 9, 2007 to the Line of Credit Agreement between the Company and Fursa Alternative Strategies, LLC. (2)
4.18	Form of Note issued in connection with Amendment No. 1 to the Line of Credit (2)
4.19	Securities Purchase Agreement dated as of August 30, 2007 between the Company and the Lenders Named Herein. (3)
10.15	Master Supply Agreement dated July 10, 2007 between Versadial, Inc. and Avon Products, Inc. (1)
10.16	Amendment No. 3 dated September 18, 2007 to the Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC. (3)
10.17	Amendment No. 2 as to Payment Terms dated September 18, 2007 to the Amended and Restated License Agreement dated January 1, 2003 between Sea Change Group, LLC and Gerhard Brugger. (3)
10.18	Credit Memo dated May 8, 2007 between Versadial, Inc. and Avon Products, Inc. (4)
10.19	Amendment No. 4 dated January 15, 2008 to the Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC.(4)

31 Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on July 16, 2007
(2)	Incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of Form 8-K of the Company filed on July 12, 2007.
(3)	Incorporated by reference to same Exhibit No. on Form 10-KSB of the Company filed on October 15, 2007.
(4)	Incorporated by reference to same Exhibit No. on Form SB-2/A of the Company filed on January 23, 2008.

(B) Reports on Form 8-K

Current reports on Form 8-K during the quarter ended December 31, 2007 are as follows:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of February 2008.

VERSADIAL, INC.

/s/ Geoffrey Donaldson
By:	Geoffrey Donaldson, Principal Executive and Financial Officer

/s/ Karen Nazzareno
By:	Karen Nazzareno,
Controller