Form 10QSB
period 2008-03-31
VERSADIAL, INC.
filed 2008-05-20
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2008

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 18,309,194 shares of common stock, par value $0.0001 per share, as of May 20, 2008.

VERSADIAL, INC.
FORM 10-QSB
QUARTERLY REPORT
For the Nine Months Ended March 31, 2008

TABLE OF CONTENTS

Part I - Financial Information

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheet	1

Consolidated Statements of Operations	2

Consolidated Statements of Cash Flows	3-4

Notes to Unaudited Consolidated Financial Statements	5-20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21-31

Item 3. Controls and Procedures	32

Part II. - Other Information	33-34

Signatures	35

Exhibit 31

Exhibit 32

Item 1. Financial Statements

VERSADIAL, INC.
CONSOLIDATED BALANCE SHEET

March 31,
2008
(unaudited)
ASSETS

Current assets
Cash	$495,135
Due from affiliates	23,964
Accounts receivable	301,459
Sublease and other receivable	15,000
Inventories	414,098
Prepaid expenses and other current assets	14,732
Total current assets	1,264,388
Property and equipment, net	6,117,674

Other assets
Deposits on production equipment	5,248,883
Deferred financing costs	407,385
Security deposit	34,155
Total other assets	5,690,423
$13,072,485

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes and interest payable	$229,331
Notes and interest payable, related parties, net of debt discount of $10,052	2,701,982
Interest payable on convertible note	109,440
Due to licensor, current portion	240,000
Accounts payable and accrued expenses	3,777,748
Capital lease obligations, current portion	3,419,919
Due to related parties	256,098
Deferred revenue	226,386
Customer deposits	18,911
Total current liabilities	10,979,815

Long-term liabilities
Convertible note and interest payable, net of debt discount of $217,980	8,659,372
Customer advance	1,700,000
Capital lease obligation	676,486
Due to licensor	461,527
Derivative financial instruments	1,141,987
Sublease security deposit, affiliate	6,830
12,646,202

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value, 2 million shares authorized, zero issued and outstanding
Common stock, $.0001 par value, 35 million shares authorized,
18,309,194 issued and outstanding	1,831
Additional paid-in-capital	8,944,582
Accumulated deficit	(19,499,945)
Total stockholders' deficit	(10,553,532)

$13,072,485

See accompanying condensed notes to unaudited consolidated financial statements

VERSADIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenues	$2,422,984	$1,168,356	$1,251,010	$727,386

Cost of revenues
Direct costs	2,145,122	1,100,748	978,635	687,057
Indirect costs	1,470,224	516,880	619,513	201,008
	3,615,346	1,617,628	1,598,148	888,065
Gross margin	(1,192,362)	(449,272)	(347,138)	(160,679)

Operating expenses
General and administrative	2,423,393	2,313,071	840,032	829,362

Loss from operations	(3,615,755)	(2,762,343)	(1,187,170)	(990,041)

Other income (expenses)
Sublease income, affiliates	35,745	5,400	11,415	(13,848)
Interest and other expense	(1,288,923)	(958,512)	(391,965)	(372,206)
Interest expense, related parties	(133,421)	(79,245)	(52,309)	(23,371)
Amortization of debt discount	(544,120)	(573,036)	(140,085)	(311,533)
Amortization of financing costs	(318,420)	(340,384)	(97,776)	(181,548)
Gain (loss) on derivative financial instruments	1,444,293	(102,570)	1,254,395	(58,434)
Loss on foreign currency exchange	(249,672)	(43,472)	(155,047)	(21,969)
	(1,054,518)	(2,091,819)	428,628	(982,909)
Net loss	$(4,670,273)	$(4,854,162)	$(758,542)	$(1,972,950)

Weighted average common shares outstanding
Basic	15,655,283	13,005,263	17,375,861	13,539,470
Diluted	15,660,197	14,240,614	17,380,775	14,455,603

Loss per common share
Basic and Diluted	$(0.30)	$(0.37)	$(0.04)	$(0.15)

See accompanying condensed notes to unaudited consolidated financial statements

VERSADIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(4,670,273)	$(4,854,162)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	840,290	274,299
Amortization of debt discount	544,120	573,036
Amortization of financing costs	318,420	340,384
(Gain) loss on derivative financial instruments	(1,444,293)	102,570
Compensation expense for revaluation of warrants	47,181
Changes in operating assets and liabilities:
Due from affiliates	5,575	15,126
Accounts receivable	(76,475)	(228,152)
Sublease and other receivable	(15,000)
Inventories	133,234	(535,371)
Prepaid expenses and other current assets	49,556	(109,868)
Due to licensor	269,407	135,200
Accounts payable and accrued expenses	2,147,209	536,485
Due to related parties	60,149	37,885
Deferred revenue	226,386
Customer deposits		(10,618)
Interest payable	1,161,265	1,105,076
Net cash used in operating activities	(403,249)	(2,618,110)

Cash flows from investing activities
Proceeds from private placement	2,800,000
Purchase of equipment	(624,617)	(2,533,079)
Payments of deposits on production equipment	(2,828,369)	-
Payments for merger costs		(142,919)
Payments for registration costs	(35,086)
Payments for private placement costs	(127,385)
Distributions to investors	(8,514)	(49,122)
Net cash acquired from merger		95
Net cash used in investing activities	(823,971)	(2,725,025)

Cash flows from financing activities
Proceeds from issuance of convertible notes		1,706,846
Proceeds from issuance of notes, related parties	2,225,000
Proceeds from issuance of notes	1,200,000	2,450,000
Proceeds from customer advance		700,000
Payment on notes payable to related parties	(1,185,567)	(30,000)
Payment on note payable	(106,186)
Payments for financing costs	(40,000)	(267,702)
Payments on capital leases	(505,253)
Net cash provided by financing activities	1,587,994	4,559,144

Net increase (decrease) in cash	360,774	(783,991)

Cash, beginning of period	134,361	917,296
Cash, end of period	$495,135	$133,305

See accompanying condensed notes to unaudited consolidated financial statements

VERSADIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended
	March 31,
	2008	2007
	(unaudited)	(unaudited)

Supplemental disclosure of cash flow information,
cash paid during the period for interest	$228,062	$464,592

Supplemental disclosure of non-cash investing and financing, activities:

Convertible debentures converted to common stock	$4,000,000	$1,200,000

Interest paid in common stock	$796,687	$-

Interest converted to principal on convertible debenture	$379,688	$-

Debt discount related to convertible note	$-	$1,457,141

Purchase of equipment financed by capital lease obligation	$4,350,201	$-

Reclassification of deposit on production equipment to equipment	$147,493	$-

Shares formerly subject to redemption converted to common stock	$-	$887,403

Reclassification of deferred financing cost payable to equity	$-	$42,588

Issuance of Mellon convertible notes	$-	7,500,000
Payments made directly to debtholders		(4,517,154)
Merger and financing costs		(1,026,000)
Payment made directly to licensor		(250,000)

Net proceeds received	$-	$1,706,846

See accompanying condensed notes to unaudited consolidated financial statements

VERSADIAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At March 31, 2008, the Company has incurred cumulative losses of approximately $19.5 million since inception and utilized cash of approximately $.4 million for operating activities during the nine months ended March 31, 2008. The Company has a working capital deficit of approximately $9.7 million and a stockholders’ deficit of approximately $10.6 million as of March 31, 2008.

At March 31, 2008, current liabilities include $1.6 million due to shareholders on June 30, 2008 which management believes will be extended if necessary prior to maturity. Accounts payable of approximately $3.8 million includes approximately $2.0 million for the purchase and development of new equipment which the Company is seeking to obtain financing for under a leasing or possible sale/leaseback agreement or enter into an amortization deferral agreement with the supplier of the equipment for a portion of these costs (see Note 18). Current capital lease obligations of approximately $3.3 million are to be repaid through amortization of production over the next 12 months based on the number of units produced. The Company anticipates revenues from production will cover this obligation (see Notes 14 and 18). In addition, approximately $1.2 million of current liabilities relates to bridge loans which will be repaid out of the proceeds from the Company’s private placement as described below (see Note 9).

On August 30, 2007, the Company entered into a Securities Purchase Agreement whereby it could sell 8% promissory notes in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of notes. The notes are due upon the earlier of (a) six months following final closing date of November 27, 2007, (b) the date on which the Company receives no less than $4.0 million in gross proceeds from the closing of a private offering of its equity securities or (c) on the date the Company closes on a rights offering. The Company received net proceeds of $2.4 million in regards to the notes of which $2.2 million was received from a related party. On January 28, 2008, the Company repaid an aggregate of $1.3 million of these notes with the proceeds from a private offering inclusive of interest and discount of which $1.2 million was repaid to a related party (see Notes 8 and 9).

VERSADIAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

On January 28, 2008 the Company received $2,800,000 for the purchase of 1,750,000 units of its securities consisting of 1,750,000 shares of common stock and stock purchase warrants (20% warrant coverage) in connection with a private placement offering. The proceeds of the private placement were used primarily for working capital purposes including (i) repayment of outstanding current indebtedness of the Company including approximately $1.3 million in bridge financing incurred with the Securities Purchase Agreement inclusive of accrued interest and discount, (ii) payment of other outstanding obligations, and (iii) funding anticipated working capital requirements including product development and the acquisition of tooling and molds. The private placement is currently extended through a final closing date of May 31, 2008 for a maximum aggregate placement of $5,500,000. The Company has received a letter from Fursa Master Global Event Driven Fund, L.P. (“Fursa”), the purchaser of 1,250,000 units in the private placement, committing Fursa Master Global Event Driven Fund, L.P. to subscribe and pay $2,000,000 for an additional 1,250,000 units by May 31, 2008 (see Note 9).

Management recognizes that the Company must generate additional revenue and gross profits to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base and product line as well as commencing production at a domestic manufacturing facility in the United States and commencing production in connection with a supply agreement with a customer in the consumer products industry as related to the manufacture of a new size dispenser. The manufacturing facility in the United States commenced operations in November 2007 and became fully operational in February 2008. Management believes that the capital received to date from previous financings and anticipated to be received by May 31, 2008 may not be sufficient to meet financial obligations in regard to the capital equipment commitments required to expand its product line and increase production capacity and to fund operations during the next twelve months. Additional debt or equity financing may be required which may include equipment financing under a sale or sale/leaseback agreement, receivables or purchase order financing, and possible amortization of a portion of construction costs through the Company’s production partners.

There can be no assurance that the Company will be successful in building its customer base and product line or that the available capital will be sufficient to fund current operations and to meet financial obligations as it relates to capital expenditures until such time that the revenues increase to generate sufficient profit margins to cover operating costs and amortization of capital equipment. If the Company is unsuccessful in building its customer base or is unable to obtain additional financing, if needed, on terms favorable to the Company, there could be a material adverse effect on the financial position, results of operations and cash flows of the Company. The accompanying unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Summary of significant accounting policies

Basis of Presentation

The Company’s fiscal year ends on June 30, and therefore references to fiscal 2008, 2007 and 2006 refer to the fiscal years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively.

The accompanying unaudited consolidated financial statements of the Company reflect the historical results of the predecessor entity, Innopump, prior to August 9, 2006 and the consolidated results of operations of Versadial subsequent to the acquisition date of August 9, 2006.

VERSADIAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

The common stock and per share information in the consolidated financial information and related notes have been retroactively adjusted to give effect to the reverse merger on August 9, 2006 and to give effect to the one for forty-five reverse stock split that became effective on March 2, 2007 (see Note 17).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended June 30, 2007 of the Company, contained in Amendment No. 2 to the Company’s annual report on Form 10-KSB for the year ended June 30, 2007, filed on January 28, 2008. These statements reflect all adjustments which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair statement of the results for the fiscal nine months ended March 31, 2008 and 2007. The results of operations for the first nine months of fiscal 2008 are not necessarily indicative of the results to be expected for the full year.

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

The Company is the primary beneficiary of SCG under FIN 46r. SCG, as a result of the business acquisition, is no longer an operating entity and is dependent on the Company for all of its income consisting of future royalties and license fees. The Company consolidated the results of SCG’s operations for the nine months ended March 31, 2008 and 2007. For the nine months ended March 31, 2008 the operations of SCG consisted of approximately $(16,000) in net loss derived from an aggregate of $73,000 in royalty fees from the Company, net of interest and other operating expenses. For the nine months ended March 31, 2007 the operations of SCG consisted of approximately $37,000 in net income derived from an aggregate of $183,000 in license and royalty fees from the Company, net of interest and other operating expenses. SCG’s assets at March 31, 2008 approximated $176,000 consisting mainly of sublease income receivable, royalties’ receivable from the Company and a security deposit on a lease. SCG’s liabilities at March 31, 2008 approximated $1.6 million consisting primarily of loans due to partners which were not assumed by the Company as part of the business acquisition described above. These assets and liabilities are included in the unaudited consolidated financial statements.

The unaudited consolidated financial statements include the accounts of the Company and SCG. All intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Accounts are written off as uncollectible at the discretion of management. There was no allowance for doubtful accounts at March 31, 2008.

VERSADIAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

Impairment of Long-Lived Assets

Certain long-lived assets of the Company are reviewed at least annually to determine whether there are indications that their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no impairment charges as of March 31, 2008.

VERSADIAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning July 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its consolidated financial statements. In February 2008, FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its results of operations or financial position.

VERSADIAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FAS 160 on the consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact FAS 161 will have on the Company’s consolidated financial statements.

4.	Inventories

Inventories consist of the following at March 31, 2008:

March 31,
2008

Raw materials	$241,018
Work-in-process	35,739
Finished goods	137,341
$414,098

VERSADIAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

5.	Property and equipment

Property and equipment consist of the following at March 31, 2008:

March 31,
2008

Machinery and equipment	$3,056,518
Molds	4,899,412
Computer equipment	11,356
7,967,286
Less accumulated depreciation	1,849,612
$6,117,674

Depreciation and amortization expense amounted to approximately $840,000 and $274,000 for the nine months ended March 31, 2008 and 2007, respectively and approximately $373,000 and $106,000 for the three months ended March 31, 2008 and 2007, respectively.

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

FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows. During the quarter ended March 31, 2008, the Company recognized no adjustments for uncertain tax provisions.

7.	Deposits on production equipment

Deposits on production equipment consist of the following at March 31, 2008:

	Amount at March 31, 2008	Total estimated cost

New assembly equipment	$141,409	$425,000
Assembly equipment new size dispenser	1,240,924	1,240,924	(a)
Production molds for new size dispenser	3,866,550	4,500,000	(b)
	$5,248,883	$6,165,924

(a)	Equipment was received in December 2007 and a net obligation of approximately $840,000 is included in current liabilities (see Note 18).

VERSADIAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(b)	Upon completion of construction of molds, approximately $650,000 of balance will be financed through a capital lease to be paid monthly through March 2009 (see Note 18).

8.	Securities Purchase Agreement

On August 30, 2007, with the consent of the holder of the Company’s $7.5 million senior convertible debt, Fursa (referred to herein as the “Investor”), the Company entered into a Securities Purchase Agreement whereby it could sell 8% promissory notes (“Notes”) in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of Notes. The Notes and interest are due upon the earlier of (a) six months following the final closing date on November 27, 2007 of the Notes, (b) the date on which the Company receives no less than $4.0 million in gross cash proceeds from the closing of a private offering of its equity securities or (c) on the date the Company closes on a rights offering. The Company has received $2.4 million in net proceeds of which $2.2 million was received from Richard Harriton, a related party, who serves as a Director and is a major shareholder of the Company. Debt discount of approximately $74,000 will be charged to operations over the life of the underlying debt with a corresponding increase to the debt. For the nine and three months ended March 31, 2008, approximately $65,000 and $36,000 was charged to operations, respectively. Interest expenses approximated $71,000 and $32,000 for the nine and three months ended March 31, 2008, respectively.

On January 28, 2008, the Company repaid an aggregate of $1.3 million of these notes with the proceeds from the Company’s private offering inclusive of interest and discount of which $1.2 million was repaid to Richard Harriton. (see Note 9).

9.	Private Placement

Under the terms of a private placement agreement, the Company is offering for sale a maximum of 3,437,500 units of its securities at $1.60 per unit with a minimum unit purchase of $80,000. Each unit consists of one share of common stock and 20% warrant coverage. The private placement is currently extended through a final closing date of May 31, 2008 for a maximum aggregate placement of $5,500,000.

On January 28, 2008, the Company received $2,800,000 for the purchase of 1,750,000 units of its securities consisting of 1,750,000 shares of common stock and stock purchase warrants (20% warrant coverage or an aggregate of 350,000 warrants) in connection with the private placement offering. The proceeds of the private placement were used primarily for working capital purposes including (i) repayment of outstanding current indebtedness of the Company including approximately $1.3 million in bridge financing incurred with the Securities Purchase Agreement inclusive of accrued interest and discount, (ii) payment of other outstanding obligations, and (iii) funding working capital requirements including product development and the acquisition of tooling and molds.

The Company has received a letter from the Investor, the purchaser of 1,250,000 units in the private placement, committing the Investor subscribe and pay $2,000,000 for an additional 1,250,000 units by May 31, 2008.

A 5% commitment fee will be payable to the Investor, calculated on its total $4,000,000 commitment, concurrently with the Company’s receipt of its remaining $2,000,000 subscription commitment. A fee of 7% (aggregating $56,000) of the securities placed payable in cash, and (ii) a number of common stock purchase warrants (aggregating 25,000 warrants) equal to 5% of the number of units placed were paid to participating dealers in respect of the purchase of the Company’s securities by purchasers other than the Investor. The Company has incurred legal and other expenses in connection with the placement of approximately $71,000. These costs and the related fees will be capitalized upon completion of the offering.

The aggregate warrants issued to the investors and placement agents to purchase 375,000 shares of the Company’s common stock were valued at the grant date at approximately $72,000. The fair value was calculated using the Black-Scholes model with an expected volatility of 39% and a risk free interest rate of 2.50%. The warrants are exercisable for five years from the date of issuance at an initial exercise price equal to $2.00 per share subject to adjustment under certain events.

VERSADIAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

The Company signed a Registration Rights Agreement whereby the Company is obligated to register to the extent permitted by applicable rules and regulations the resale of its shares of common stock and underlying warrants issuable within ninety (90) days following the final closing of the offering and have the registration statement declared effective by the Securities and Exchange Commission within one hundred eighty (180) days following the filing date.

10.	Amendment to the Secured Line of Credit Agreement

The Secured Line of Credit Agreement (“Credit Agreement”) with Fursa Alternative Strategies, LLC (referred to herein as the “Lender”) dated February 1, 2007 was amended on July 9, 2007 to reflect the increased amount of the line of credit available to the Company from $3.0 million to $4.0 million. On July 10, 2007, Versadial drew down the additional $1.0 million available under the terms of the amended Credit Agreement. In August 2007, the Lender agreed to convert $2.0 million of the line of credit to equity. In January 2008, the Lender agreed to convert the remaining $2.0 million of the line of credit to equity (See Note 11).

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

11.	Debt and Interest Conversions

In August, 2007, a total of 1,769,724 shares of common stock were issued upon the conversion of debt and interest payments based upon the following transactions. First on August 27, 2007, the Lender agreed to convert $2.0 million in principal amount of the Company’s secured revolving credit notes (see Note 10) at a conversion price of $1.7662 per share for an aggregate of 1,132,375 shares. Second, the Investor agreed to convert $750,000 in interest due on August 9, 2007, on the Company’s $7.5M senior convertible debt at a conversion price of $1.1768, equal to the conversion price of the underlying convertible notes for an aggregate 637,349 shares. The value of the shares ($796,686) and amount of interest expense recorded by the Company was calculated based on the market price on August 9, 2007 of $1.25 per share.

On January 28, 2008, a total of 1,250,000 shares of common stock were issued upon the conversion of debt.
The Lender agreed to convert $2.0 million in principal amount of the Company’s secured revolving credit notes (see Note 10) at a conversion price of $1.60 per share, the offering unit price of the Company’s private placement.

12.	Debt Extensions

The Company has an outstanding note in the principal amount of $104,284 which bears interest at 8% and matured, as amended, on February 28, 2008. The lender has agreed to extend the maturity date, under the same terms and conditions as the original note, to May 31, 2008.

SCG has an outstanding note with a related party in the principal amount of $1,098,536 which bears interest at 8% and matured, as amended, on February 28, 2008. On February 28, 2008, the lender agreed to extend the maturity date, under the same terms and conditions as the original note, to June 30, 2008.

SCG has an outstanding note with a related party in the principal amount of $70,000 which bears interest at 8% and matured, as amended, on February 28, 2008. On February 28, 2008, the lender agreed to extend the maturity date, under the same terms and conditions as the original note, to June 30, 2008.

VERSADIAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

On February 28, 2008, the Investor granted a nine month extension of the stated maturity of the Company’s 10% Senior Convertible Redeemable Promissory Debentures (“Convertible Debentures”) in the currently outstanding principal amount of approximately $7,880,000 (120% due at maturity of approximately $9,456,000) from February 9, 2009 to November 9, 2009. A nine month extension, through October 28, 2008, as also granted of the period that the Company has to repurchase 25% of the warrants issued as contemplated by the Line of Credit Financing Agreement dated as of February 1, 2007 between the Company and the Lender.

13.	Registration Rights

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

14.	Capital lease obligation

On April 24, 2007, the Company entered into a Supply Agreement and a related Tooling Amortization Agreement with an outside contractor located in the United States (see Note 18).

These Agreements provide that the Supplier will fund the majority of the estimated $4.6 million cost of the injection molding, tooling and automated equipment necessary to produce the products to be purchased by the Company. Although financed by the Supplier, the equipment will be owned by the Company. The Company will capitalize the related equipment at inception of production. The cost of the tooling and automated equipment, with a three (3%) percent per annum interest factor, will be amortized over a period of 18 months against dispensers purchased and delivered to the Company pursuant to the Supply Agreement, with a per unit amortization cost included in the cost price for the dispensers. If the Company fails to place orders within 18 months sufficient to cover the amortization, any remaining balance will be due in 18 months from the inception of the respective amortization period.

During the nine months ended March 31, 2008, all of the molds and equipment in the aggregate of approximately $4.6 million were completed, utilized in production and capitalized by the Company. Approximately $4.35 million of this cost is being amortized. For the nine and three months ended March 31, 2008, amortization of the molds and equipment approximated $372,000 and $216,000, respectively. The Company estimates that approximately $3.3 million will be amortized over the next 12 months and the remaining balance of approximately $677,000 during fiscal 2009 based on production forecasts.

VERSADIAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

15. Derivative financial instruments

Pursuant to Paragraph 14 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", certain warrants issued by the Company to the Investor meet the requirements of and are accounted for as a liability since the warrants contain registration rights where Liquidated Damages Warrants would be required to be issued to the holder in the event the Company failed to receive and maintain an effective registration (see Note 13).

The Company has other outstanding warrants which provide for the Company to register the shares underlying the warrants and are silent as to the penalty to be incurred in the absence of the Company's ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 00-19"), registration of the common stock underlying the Company's warrants is not within the Company's control. As a result, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through the Company's statement of operations. The potential settlement obligation related to the warrants will continue to be reported as a liability until such time that the warrants are exercised, expire, or the Company is otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability is determined using the trading value of the warrants.

The initial value of the warrants granted on August 9, 2006 ($635,000) was treated as a discount to the convertible notes payable (debt discount) and recorded as a liability (derivative financial instruments). The value of the additional warrants granted on October 17, 2006, March 31, 2007, and May 4, 2007 ($346,000) were treated as additional debt discount expense and recorded as a liability (derivative financial instruments). The value of the warrants granted on February 1, 2007 ($494,000) to the Lender were treated as a discount to the debt (debt discount) and recorded as a liability (derivative financial instruments). The value of the warrants granted on January 28, 2008 ($72,000) as part of the private placement were treated as a component of equity and recorded as a liability (derivative financial instruments). The additional incremental fair value of the warrants reissued on January 28, 2008 ($47,000), as part of the antidilution requirements resulting from the private placement unit price, was recorded as compensation cost in the current period and recorded as a liability (derivative financial instruments) (see Note 17).

Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The derivative financial instruments had a value of $1,141,987 at March 31, 2008. The derivative gain (loss) for the nine and three months ended March 31, 2008 and the year ended June 30, 2007 approximated $1,444,000, $1,254,000 and $(992,000), respectively.

16. License agreement and sublicense agreement, related parties

License Agreement

On September 18, 2007, under the terms of a License Agreement between SCG (the “Licensee”) and Gerhard Brugger (the “Licensor”), the Licensor signed a waiver of defaults whereby royalty payments in arrears due through June 30, 2007 of $432,000 would be paid as follows: 5% of any proceeds received from a capital raise between $1 million and $2 million and 10% of everything over $2 million in proceeds until the entire amount of the past due royalty is paid in full. In calculating the proceeds of a capital raise, (i) any bridge loans raised prior to completion of a capital raise and to be and actually paid out of the capital raise, and (ii) any debt of the Company converted into the capital raise will not be deemed to be proceeds. On January 21, 2008, the Licensor agreed to defer any payments for royalties in arrears until the completion of the capital raise which was to close on February 28, 2008 and has been extended to May 31, 2008. In addition, the licensor agreed to accept royalties as calculated on actual shipments after June 30, 2007 through June 30, 2008 to be paid monthly and the cumulative difference between minimum monthly royalties and actual monthly royalties to be paid no later than June 30, 2008 unless the Licensor and the Company have entered into a written agreement prior to that date providing for an alternate payment schedule; and if the past due royalties are not fully paid prior to June 30, 2008, then the parties agree to, in good faith negotiations, negotiate a further arrangement to fully repay any such balance based on cash flow projections prior to June 30, 2008 as long as the technical consultant payments are made in accordance with the License Agreement.

VERSADIAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

On March 14, 2008, the terms of the September 18, 2007 waiver of defaults were further amended. The Licensor agreed to receive royalty payments of a total of $7,500 per month for the months of March, April and May 2008 and $22,500 per month through March 2009. No past due royalties were paid or will be due from any capital raise. The Company will continue to accrue either the minimum royalty or the actual royalty whichever is greater each month. Commencing April 1, 2009, the Company will resume payment of actual royalty payments which will be the greater of the minimum due for the month or the amount as calculated on actual sales. At that time, the parties will enter into discussions leading to a written agreement providing for all past due royalties through March 31, 2009. The technical consultant payments will continue to be paid timely each month.

All technical consulting payments and royalties per the amended waiver were paid when due through March 31, 2008. At March 31, 2008, the licensor is due royalties of approximately $702,000.

Sublicense Agreement

On May 1, 2005, SCG (the “Sub-licensor”) entered into a sub-license agreement with the Company (the “Sub-licensee”) whereby SCG assigned to the Company all rights, titles and interests that the Sub-licensor has in the Amended and Restated License Agreement dated January 1, 2003 between SCG and Gerhard Brugger. In consideration for the assignment and patent rights hereunder, the Company agreed to pay SCG a sublicense fee in the aggregate of $600,000. In addition the Company agreed to pay the royalties due under the original Amended and Restated License Agreement either directly to the original licensor or to SCG. The Company also agreed to pay SCG a royalty of 3% of the first $100 million of gross revenues, which was increased to $130 million in July 2006. On September 18, 2007, the agreement was amended to extend the payment dates of the remaining $450,000 sublicense fee, with $300,000 due on December 31, 2007, and $150,000 due on May 1, 2008. On January 15, 2008, the agreement was further amended to extend the payment dates of the remaining sublicense fee of $450,000, with $300,000 due on September 30, 2008 and $150,000 due on December 31, 2008.

17. Stockholders’ deficit

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

VERSADIAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

In August 2007, a total of 1,769,724 shares of common stock were issued upon the conversion of debt and interest payments based upon the following transactions. First on August 27, 2007, the Lender agreed to convert $2.0 million in principal amount of the Company’s secured revolving credit notes at a conversion price of $1.7662 per share for an aggregate of 1,132,375 shares. Second, the Investor agreed to convert $750,000 in interest due on August 9, 2007 on the Company’s $7.5M senior convertible debt at a conversion price of $1.1768, equal to the conversion price of the underlying convertible notes for an aggregate 637,349 shares. The value of the shares ($796,686) and amount of interest expense recorded by the Company was calculated based on the market price on August 9, 2007 of $1.25 per share (see Notes 10 and 11).

On January 28, 2008 the Company received $2,800,000 for the purchase of 1,750,000 units of its securities consisting of 1,750,000 shares of common stock and stock purchase warrants (20% warrant coverage or an aggregate of 350,000 warrants) in connection with a private placement offering. The shares were issued on January 28, 2008. Each unit is priced at $1.60 with a minimum unit purchase of $80,000. The stock purchase warrants have a term of five years and are exercisable for shares of common stock at an initial exercise price of $2.00. The private placement is currently extended through a final closing date of May 31, 2008 for a maximum aggregate placement of $5,500,000 (see Note 9).

On January 28, 2008, a total of 1,250,000 shares of common stock were issued upon the conversion of debt.
The Lender agreed to convert $2.0 million in principal amount of the Company’s secured revolving credit notes at a conversion price of $1.60 per share, the offering price of the Company’s private placement (see Notes 10 and 11).

Warrant Reissuance

On January 28, 2008, in connection with the Company’s private placement, the Company reissued certain warrants as required by the antidilution provisions contained in the warrants. An aggregate of 1,681,814 warrants with an original exercise price of $2.475 were reissued as new warrants in the aggregate of 1,824,053 warrants with an exercise price of $2.282. The incremental fair value of the modification to the warrants of $47,181 has been recognized by the Company as additional compensation cost. The incremental fair value was calculated using the Black-Scholes model with an expected volatility of 40% and a risk free interest rate of 2.50%.

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

At March 31, 2008, the basic loss per common share does not include an aggregate of 4,296,076 warrants outstanding and 6,696,144 shares issuable under the terms of convertible debt. The effect of these securities would be antidilutive. These warrants are currently exercisable at prices that range between $.94-$2.282 and expire between August 9, 2011 and January 28, 2013. At March 31, 2008, diluted loss per common share includes 4,915 shares as calculated using the treasury stock method for proceeds that would have been received from the exercise of convertible debt and warrants as if they were used to purchase common stock at the average market price during the period.

VERSADIAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

18. Commitments and contingencies

Manufacturing Agreement and Equipment Purchase

On September 20, 2006, the Company entered into a 30-month manufacturing agreement with an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for the Company for a new size (20 millimeter) dispenser. The Company will place all customer orders relating to the product with the contractor until at least eighty percent (80%) of the manufacturer’s production capacity is utilized based on five (5) days per week, three (3) shifts per day. The agreement calls for the Company to make payments in the aggregate of approximately $780,000 for preproduction molds and approximately $4.6 million for the required production molds. Title of the molds will transfer to the Company upon final payment. As of June 30, 2007, the preproduction molds were complete and placed in service. The Company paid an aggregate of approximately $529,000 for the preproduction molds prior to their completion and financed the balance of approximately $251,000 under the terms of a capital lease obligation. The total amount of the lease, including interest, is to be paid monthly in varying installments through March 2009. At March 31, 2008, the Company has an outstanding balance of approximately $118,000 due on the remaining capital lease. As of March 31, 2008, the Company has paid an aggregate of approximately $2.977 million for the production molds which are included in deposits on production equipment (see Note 7) and has an outstanding current liability of approximately $889,000 due to the contractor. Upon completion of construction of the production molds, the remaining balance due the contractor of approximately $650,000 will be financed through a capital lease to be paid monthly through March 2009. In addition, the Company may enter into an amortization agreement with the contractor to defer a portion of the current obligation due until production commences. The Company may also seek to enter into a financing or sale /leaseback agreement for this production equipment. It is anticipated that production will commence by the third quarter of calendar 2008.

In conjunction with the above manufacturing agreement, the Company also ordered related assembly equipment from a vendor in the amount of approximately $1.24 million. The Company has made payments of approximately $401,000 for the equipment and has a current liability of approximately $840,000 for the balance which is included in deposits on production equipment and in current liabilities (see Note 7). The equipment was received in December 2007. It is anticipated that production will commence by the third calendar quarter of 2008. The Company is currently seeking to obtain financing of this assembly equipment under a leasing or possible sale/leaseback agreement.

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

These Agreements provide that the Supplier will fund the majority of the estimated $4.6 million cost of the injection molding, tooling and automated equipment necessary to produce the products to be purchased by the Company (see note 14). Although financed by the Supplier, the equipment will be owned by the Company. The Company will capitalize the related equipment at inception of production. The cost of the tooling and automated equipment, with a three (3%) percent per annum interest factor, will be amortized over a period of 18 months against dispensers purchased and delivered to the Company pursuant to the Supply Agreement, with a per unit amortization cost included in the cost price for the dispensers. If the Company fails to place orders within 18 months sufficient to cover the amortization, any remaining balance will be due in 18 months from the inception of the respective amortization period.

VERSADIAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

During the nine months ended March 31, 2008, all of the molds and equipment in the aggregate of approximately $4.6 million were completed, utilized in production and capitalized by the Company. Approximately $4.35 million of this cost is being amortized. For the nine and three months ended March 31, 2008, amortization of the molds and equipment approximated $372,000 and $216,000, respectively. The Company estimates that approximately $3.3 million will be amortized over the next 12 months and the remaining balance of approximately $677,000 during fiscal 2009 based on production forecasts.

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

Pursuant to the terms of the Credit Memo previously entered into with Avon, the Company will repay Avon’s $1.7 million advances received in fiscal year 2007 by a credit against the purchase price of products sold to Avon pursuant to the Master Supply Agreement and pursuant to other agreements that may be entered into between Versadial and Avon, commencing six months after the date of the first shipment of products to Avon. In the event of a default by the Company, Avon may, at its discretion, recover the remaining amount of the advance as a credit against other product purchases from us or the amount will be due under the terms of a promissory note to be issued at the time of default. The Company anticipates that the exclusive supply relationship with Avon will consume all available manufacturing capacity of the specially designed 20 millimeter dispenser through the first year. The Company anticipates production to begin in the third quarter of calendar of 2008.

VERSADIAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

19. Major customers and segment information

Major customers

Customers accounting for 10% or more of revenue for the nine and three months ended March 31, 2008 and 2007 are as follows:

	Nine months ending March 31, 2008	Nine months ending March 31, 2007	Three months ending March 31, 2008	Three months ending March 31, 2007

Customer A	$1,913,000	$-	$874,000	$-
Customer B	266,000	870,000	266,000	564,000
Customer C	-	257,000	-	163,000

	$2,179,000	$1,127,000	$1,140,000	$727,000

Accounts receivable from customer A, B and C aggregated approximately $4,000, $100,000 and $45,000 at March 31, 2008, respectively.

Segment information

Assets, classified by geographic location are as follows at March 31, 2008:

United States	$5,814,323
Other countries	7,258,162
$13,072,485

Assets in other countries are primarily inventory and equipment which are located at subcontractor production facilities in Germany and amounts classified as deposits on production equipment.

Revenue, classified by the major geographic areas was as follows:

	Nine months ending	Nine months ending	Three months ending	Three months ending
	March 31, 2008	March, 31, 2007	March 31, 2008	March 31, 2007

United States	$2,331,745	$1,146,090	$1,218,615	$727,386
Other countries	91,239	22,266	32,395	-0-
	$2,422,984	$1,168,356	$1,251,010	$727,386

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

Our fiscal year ends on June 30, and therefore references to fiscal 2008, 2007 and 2006 refer to the fiscal years ended June 30, 2008, June 30, 2007 and June 30, 2006, respectively. Our fiscal year end was December 31, which was changed to June 30 to conform to the year end of Innopump, the accounting acquirer as a result of the Merger.

The common stock and per share information have been retroactively adjusted to give effect to the reverse merger on August 9, 2006 and to give effect to the one for forty-five reverse stock split that became effective on March 2, 2007.

Recent Developments

The following developments took place during the past fiscal year, the nine months ended March 31, 2008 and subsequent to March 31, 2008:

•
On August 9, 2006, concurrent with the merger closing, we sold 10% senior redeemable convertible debt (“Convertible Debt”) in the principal amount of $7.5 million to Mellon HBV Master U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. Fund (now known as Fursa Master Global Event Driven Fund, LP, and referred to herein as the “Investor”) under the terms of a Securities Purchase Agreement in exchange for $7.5 million in cash. The Convertible Debt matures, as amended, on November 9, 2009 (“Maturity Date”) and bears interest at 10% per annum. We do not have the option to prepay the Convertible Debt prior to the Maturity Date and must redeem 100% of the Convertible Debt, unless earlier converted, for an amount equal to 120% ($9.45 million at March 31, 2008) of the outstanding principal plus accrued but unpaid interest, on the Maturity Date. The proceeds from the Convertible Debt were used for working capital, capital expenditures, mandatory debt repayment, and general corporate purposes.

•
On September 20, 2006, we entered into a 30-month manufacturing agreement with Seidel GMBH, an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for us for a new size (20 millimeter) dispenser. We will place all customer orders relating to the product with the contractor until at least eighty percent (80%) of the manufacturer’s production capacity is utilized based on five (5) days per week, three (3) shifts per day. The agreement calls for us to make payments in the aggregate of approximately $780,000 for preproduction molds and $4.6 million for the required production molds. Title of the molds will transfer to us upon final payment. As of June 30, 2007, the preproduction molds were complete and placed in service. We paid an aggregate of approximately $529,000 for the preproduction molds prior to their completion and financed the balance of approximately $251,000 under the terms of a capital lease obligation. At March 31, 2008, we have an outstanding balance of approximately $118,000 due on the remaining capital lease. As of March 31, 2008, we have paid an aggregate of approximately $2.977 million for the production molds and we have an outstanding current liability of approximately $889,000 due to the contractor. Upon completion of construction of the production molds, the remaining balance due the contractor of approximately $650,000 will be financed through a capital lease to be paid monthly through March 2009. In addition, we may enter into an amortization agreement with the contractor to defer a portion of the current obligation due until production commences. We may also seek to enter into a financing or sale/leaseback agreement for this production equipment. It is anticipated that production will commence by the third quarter of calendar 2008.

In conjunction with the above manufacturing agreement, the Company also ordered related assembly equipment from a vendor in the amount of approximately $1.24 million. The Company has made payments of approximately $401,000 for the equipment and has a current liability of approximately $840,000 for the balance which is included in deposits on production equipment and in current liabilities. The equipment was received in December 2007. It is anticipated that production will commence by the third calendar quarter of 2008. The Company is currently seeking to obtain financing of this assembly equipment under a leasing or possible sale/leaseback agreement.

•
On February 1, 2007, we entered into a $3.0 million Secured Line Of Credit Agreement (“Credit Agreement”) with Fursa Alternative Strategies, LLC (referred to herein as the “Lender”). The line was due on February 1, 2008. At June 30, 2007, we had drawn an aggregate of $3.0 million of the available line. On July 9, 2007, the Credit Agreement was amended to (i) increase the amount of the line of credit available to us from $3.0 million to $4.0 million and (ii) waive certain default provisions required by the original Credit Agreement. In August 2007, the Lender agreed to convert $2.0 million of the outstanding principal balance to equity at a conversion price of $1.7662 per share for an aggregate of 1,132,375 shares. On January 28, 2008, the Lender agreed to convert the remaining $2.0 million of the outstanding principal balance to equity at a conversion price of $1.60 per share, the offering price of our private placement, for an aggregate of 1,250,000 shares.

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

These Agreements provide that the Supplier will fund the majority of the estimated $4.6 million cost of the injection molding, tooling and automatic equipment necessary to produce the products to be purchased by us. Although financed by the Supplier, the equipment will be owned by Versadial. We will capitalize the related equipment at inception of production. The cost of the tooling and automated equipment, with a three (3%) percent per annum interest factor, will be amortized over a period of 18 months against dispensers purchased and delivered to us pursuant to the Supply Agreement, with a per unit amortization cost included in the cost price for the dispensers. If we fail to place orders within 18 months sufficient to cover the amortization, any remaining balance will be due in 18 months from the inception of the respective amortization period.

During the nine months ended March 31, 2008, molds and equipment in the aggregate of approximately $4.6 million were completed, utilized in production and capitalized. Approximately $4.35 million of this cost is being amortized. For the nine and three months ended March 31, 2008, amortization of the molds and equipment approximated $372,000 and $216,000, respectively. We estimate that approximately $3.3 million will be amortized over the next 12 months and the remaining balance of approximately $677,000 during fiscal 2009 based on production forecasts.

•
On July 10, 2007 we entered into a two-year Master Supply Agreement with Avon Products, Inc. (“Avon”), a consumer products company for seventeen million units of certain of our products. The Agreement will remain in effect through the second anniversary of the first shipment of such products in commercial production quantities.

Pursuant to the terms of a Credit Memo previously entered into with Avon, we will repay Avon’s $1.7 million advances by a credit against the purchase price of products sold to Avon pursuant to the Master Supply Agreement and pursuant to other agreements that may be entered into between Versadial and Avon, commencing six months after the date of the first shipment of products to Avon. We anticipate that the exclusive supply relationship with Avon will consume all available manufacturing capacity of the specially designed 20mm dispenser through the first year. We anticipate production to begin in the third quarter of calendar 2008.

•
On August 30, 2007, with the consent of the Investor, we entered into a Securities Purchase Agreement whereby we could sell 8% promissory notes (“Notes”) in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of Notes. The Notes are due upon the earlier of (a) six months following the final closing date of November 27, 2007 of the Notes, (b) the date on which we receive no less than $4.0 million in gross cash proceeds from the closing of a private offering of our equity securities or (c) on the date we close on a rights offering. We have received net proceeds of approximately $2.4 million from the sale of the Notes of which $2.2 million was received from Richard Harriton, a related party who serves as a Director and is a major shareholder of the Company.

On January 28, 2008, we repaid an aggregate of $1.3 million of these notes with the proceeds from a private offering inclusive of interest and discount of which $1.2 million was repaid to Richard Harriton.

•
Under the terms of a private placement, we are offering for sale a maximum of 3,437,500 units of our securities at $1.60 per unit with a minimum unit purchase of $80,000. Each unit consists of one share of common stock and 20% warrant coverage. The warrants are exercisable for five years from the date of issuance at an initial exercise price equal to $2.00 per share subject to adjustment under certain events. The private placement is currently extended through a final closing date of May 31, 2008 for a maximum aggregate placement of $5,500,000.

On January 28, 2008 we received $2,800,000 for the purchase of 1,750,000 units of our securities consisting of 1,750,000 shares of common stock and stock purchase warrants (20% warrant coverage or an aggregate of 350,000 warrants) in connection with the private placement offering. The proceeds of the private placement were used primarily for working capital purposes including (i) repayment of outstanding current indebtedness including approximately $1.3 million in bridge financing incurred with the Securities Purchase Agreement inclusive of accrued interest and discount, (ii) payment of other outstanding obligations, and (iii) funding working capital requirements including product development and the acquisition of tooling and molds.

We have received a letter from the Investor, the purchaser of 1,250,000 units in the private placement, committing the Investor subscribe and pay $2,000,000 for an additional 1,250,000 units by May 31, 2008.

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

RESULTS OF OPERATIONS

Executive Summary

The table below sets forth a summary of financial highlights for the nine months ended March 31, 2008 and 2007:

Overall, our revenue grew substantially by 107% during the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007 as our operations began to grow in the skincare and cosmetic sectors. Our direct costs were 89% and 94% of revenues for the respective periods due to several factors, which were primarily the need for manual labor of certain functions in Germany which will begin to decline next quarter as U.S. production began in late 2007, the unfavorable Euro/US Dollar currency exchange fluctuation which also will begin to decline as U.S. production increases, and high direct freight costs due mainly to component parts being produced in the U.S. and shipped to Germany for assembly prior to completion of the U.S. facility becoming fully operational. This will no longer be a factor as our U.S. production facility commenced operations in late 2007 and became fully operational in February 2008. Our indirect costs increased due to higher depreciation expenses in the current year on capital acquisitions, costs for prototype samples for new customers and products, and high costs for testing of new equipment for the U.S. facility. Our revenues did not increase enough to cover these costs as our production capacity was limited due to the moving of equipment from Germany to the U.S. Our German facility is still operational but with a limited amount of equipment with less production capacity than previously as the newer higher cavity equipment shipped to the U.S. in September 2007. The equipment had to be retrofitted for U.S. production and became operational in November 2007. Our interest expense and related debt discount and financing costs increased due to the increase in debt obligations which were incurred for future growth including capital expenditures and for ongoing expenses. These changes are explained in more detail below.

Our focus for the coming fiscal year will be to grow our revenue and decrease our direct costs per unit which we believe will be accomplished as our new 20mm product line is completed and manufacturing should begin in the third quarter calendar 2008 at Seidel in Germany. We estimate we will be able to produce approximately 15 million units annually of this product. In addition, we believe the completion of our new U.S. based facility for our 40 and 49mm product line will enable us to increase production with substantially all new automated molds and assembly equipment. This began in November 2007 at Jarden and became fully operational for both our 40 and 49mm product lines in February 2008. We estimate we will be able to produce approximately 20 million units annually of these products. We have commitments from several multi-national customers for in excess of 20 million units at the current time for our various products. We also anticipate improving our costs and margins as both the injection molding and assembly functions will be performed together at both of these new subcontractor facilities and we will be better able to manage our costs as they will be on a completed per piece basis and we will no longer need to purchase individual component parts and contract assembly labor separately. Additionally, we will retain the services of Holzmann Montague, our prior assembly manufacturer in Germany, with limited production capacity, for development projects with new and existing customers, and possibly for assembly of foreign orders or additional production use if necessary.

Nine Months Ended March 31, 2008 and 2007

For the nine months ended March 31,	2008	2007	CHANGE

Net revenues	$2,422,984	$1,168,356	107%

Cost of revenues
Direct costs	2,145,122	1,100,748	95%
Indirect costs	1,470,224	516,880	184%

	3,615,346	1,617,628	123%

Gross margin	(1,192,362)	(449,272)	165%

Operating expenses
General and administrative	2,423,393	2,313,071	5%

Loss from operations	(3,615,755)	(2,762,343)	31%

Other income (expenses)
Sublease income, affiliates	35,745	5,400	562%
Interest and other expense	(1,288,923)	(958,512)	34%
Interest expense, related parties	(133,421)	(79,245)	68%
Amortization of debt discount	(544,120)	(573,036)	-5%
Amortization of financing costs	(318,420)	(340,384)	-6%
Gain (loss) on derivative financial instruments	1,444,293	(102,570)	-1508%
Loss on foreign currency exchange	(249,672)	(43,472)	474%

	(1,054,518)	(2,091,819)	-50%

Net loss	$(4,670,273)	$(4,854,162)	-4%

REVENUES. During the nine months ended March 31, 2008, we had revenues of $2,422,984 as compared to revenues of $1,168,356 during the nine months ended March 31, 2007, an increase of approximately 107%. In 2008, 79% of the revenue was attributable to one customer in the cosmetic industry and 11% was attributable to one customer in the suncare industry. In 2007, 96% of the revenue was attributable to two customers in the suncare industry. As discussed above, we anticipate our revenues to continue to increase in the coming fiscal year.

GROSS MARGIN. Cost of revenues – direct costs, which consist of direct labor, overhead and product costs, were $2,145,122 (89% of revenues) for the nine months ended March 31, 2008 as compared to $1,100,748 (94% of revenues) for the nine months March 31, 2007. The increase in dollars for 2007 is a result of the increase in revenues. The high percentage of direct costs as related to revenues in both periods is attributable to several factors which are discussed above and should begin to improve in the next quarter as the transition from Germany to the U.S. for both our 40mm and 49mm product lines is now complete. Cost of revenues – indirect costs, which consist of indirect labor, quality control costs, factory maintenance, product development and depreciation, were $1,470,224 for the nine months ended March 31, 2008 as compared to $516,880 for the nine months ended March 31, 2007. The increase was due primarily to increased depreciation of approximately $566,000 due to the purchase of more manufacturing equipment, for additional costs for runoff testing of parts of approximately $125,000 needed to validate the new U.S. equipment and the new 20mm equipment in Germany, and for additional labor for testing and development in 2008 as compared to 2007. Also included in indirect costs for the nine months ended March 31, 2008 is a charge of approximately $157,000 for writedown of inventory and defective parts in Germany related to the 40mm and 49mm product lines. As the majority of these operations are now U.S. based, these parts were no longer customer validated or considered compatible with U.S. resins or the manufacturing process. Gross margin was a deficit of $(1,192,362) for the nine months ended March 31, 2008 as compared to a deficit of $(449,272) for the nine months ended March 31, 2007 as of a result of revenues insufficient to cover indirect operating costs. We believe that indirect costs, which are primarily related to depreciation and the testing of new automated equipment, will decrease both in amount and as a percent of revenues as the equipment is placed in service and revenues increase to cover these costs. We also believe direct costs should decrease on a percentage of revenue basis as discussed above as our new U.S. facility became fully operational in February 2008 and our new 20mm facility in Germany will become operational in 2008 and both our capacity and production capabilities will increase and we will become more cost efficient.

OPERATING EXPENSES. General and administrative expenses totaled $2,423,293 for the nine months ended March 31, 2008, as compared to $2,313,071 for the nine months ended March 31, 2007, an increase of approximately 5%. This increase of approximately $110,000 is primarily attributable to an increase in the royalties due the licensor under contract of $75,000, and an increase in other general expenses due to the growth of the business.

NET LOSS. We had a net loss of $4,670,273 for the nine months ended March 31, 2008 as compared to $4,854,162 for the nine months ended March 31, 2007, a decrease of approximately $184,000. The decrease in net loss is attributable to the increases in general and administrative and cost of revenues as described above of approximately $854,000. In addition, interest expense and amortization of debt/financing costs increased by approximately $333,000 in 2008 due to increased debt obligations. These increases as related to net loss for the nine months ended March 31, 2008 were offset by a gain on derivative financial instruments of approximately $1.4 million due to the fluctuation of the market price or our stock. We believe that revenues should increase in the coming fiscal year as we introduce our new product line and are able to grow our customer base, and direct costs should decrease as production becomes more automated and diversified in both the U.S. and in Germany, allowing operating expenses to decline on a per piece basis and indirect costs to be covered.

Three Months ended March 31, 2008 and 2007

For the three months ended March 31,	2008	2007	CHANGE

Net revenues	$1,251,010	$727,386	72%

Cost of revenues
Direct costs	978,635	687,057	42%
Indirect costs	619,513	201,008	208%
	1,598,148	888,065	80%
Gross margin	(347,138)	(160,679)	116%

Operating expenses
General and administrative	840,032	829,362	1%

Loss from operations	(1,187,170)	(990,041)	20%

Other income (expenses)
Sublease income, affiliates	11,415	(13,848)	-182%
Interest and other expense	(391,965)	(372,206)	5%
Interest expense, related parties	(52,309)	(23,371)	124%
Amortization of debt discount	(140,085)	(311,533)	-55%
Amortization of financing costs	(97,776)	(181,548)	-46%
Gain (loss) on derivative financial instruments	1,254,395	(58,434)	-2247%
Loss on foreign currency exchange	(155,047)	(21,969)	606%
	428,628	(982,909)	-144%

Net loss	$(758,542)	$(1,972,950)	-62%

REVENUES. During the three months ended March 31, 2008, we had revenues of $1,251,010 as compared to revenues of $727,386 during the three months ended March 31, 2007, an increase of approximately 72%. In 2008, 70% of the revenue was attributable to one customer in the cosmetic industry and 21% of the revenue was attributable to one customer in the suncare industry. In 2007, 100% of the revenue was attributable to two customers in the suncare industry. As discussed above, we anticipate our revenues to continue to increase in the coming fiscal year.

GROSS MARGIN. Cost of revenues – direct costs, which consist of direct labor, overhead and product costs, were $978,635 (78% of revenues) for the three months ended March 31, 2008 as compared to $687,057 (94% of revenues) for the three months March 31, 2007. The increase for 2008 is a result of the increase in revenues. The high percentage of direct costs as related to revenues in both periods is attributable to several factors which are discussed above and began to improve in the last fiscal quarter ended December 31, 2007 and have continued to improve in the current fiscal quarter as U.S. production commenced in November 2007. Cost of revenues – indirect costs, which consist of indirect labor, quality control costs, factory maintenance, product development and depreciation, were $619,513 for the three months ended March 31, 2008 as compared to $201,088 for the three months ended March 31, 2007. The increase was due primarily to increased depreciation of approximately $267,000 due to the purchase of more manufacturing equipment, for additional costs needed to validate the new U.S. equipment, and for additional labor for testing and development in 2008 as compared to 2007. Also included in indirect costs for the three months ended March 31, 2008 is a charge of approximately $110,000 for writedown of inventory and defective parts in Germany related to the 40mm and 49mm product lines. As the majority of these operations are now U.S. based, these parts were no longer customer validated or considered compatible with U.S. resins or the manufacturing process. Gross margin was a deficit of $(347,138) for the three months ended March 31, 2008 as compared to a deficit of $(160,679) for the three months ended March 31, 2007 as of a result of revenues insufficient to cover indirect operating costs. We believe that indirect costs, which are primarily related to depreciation and the testing of new automated equipment, will decrease both in amount and as a percent of revenues as the equipment is placed in service and revenues increase to cover these costs. We also believe direct costs should continue to decrease on a percentage of revenue basis as discussed above as our new U.S. facility became fully operational in February 2008 and our new 20mm facility in Germany will become operational in 2008 and both our capacity and production capabilities will increase and we will become more cost efficient.

OPERATING EXPENSES. General and administrative expenses totaled $840,032 for the three months ended March 31, 2008, as compared to $829,362 for the three months ended March 31, 2007, an increase of approximately 1%. This increase of approximately $11,000 is primarily attributable to an increase in the royalties due the licensor under contract of $25,000, and various increases and decreases in various other general and administrative costs.

NET LOSS. We had a net loss of $758,542 for the three months ended March 31, 2008 as compared to $1,972,950 for the three months ended March 31, 2007, a decrease of approximately $1,214,000. The decrease in net loss is attributable to the increases in general and administrative and cost of revenues as described above which are offset by a gain on derivative financial instruments which increased by approximately $1.254 million due to the fluctuation of the market price or our stock. In addition, interest expense and amortization of debt/financing costs decreased by approximately $207,000 in 2008 as there were higher fully expensed charges in the prior period for debt discount and financing fees due to the issuance of new debt obligations and warrants. We believe that revenues should increase in the coming fiscal year as we introduce our new product line and are able to grow our customer base, and direct costs should decrease as production becomes more automated and diversified in both the U.S. and in Germany, allowing operating expenses to decline on a per piece basis and indirect costs to be covered.

GOING CONCERN, LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our working capital deficit as of March 31, 2008:

	At March 31, 2008 “Unaudited”

Current assets		$1,264,388
Current liabilities		10,979,815

Working capital deficit	$	(9,715,427)

At March 31, 2008, we had incurred cumulative losses of approximately $19.5 million since inception and $4.7 million for the nine months ended March 31, 2008. We have a working capital deficit of approximately $9.7 million and a stockholders’ deficit of approximately $10.6 million as of March 31, 2008.

During the nine months ended March 31, 2008, we utilized cash of approximately $.4 million for operating activities primarily due to the revenues not yet great enough to cover general and administrative expenses and indirect costs. We utilized cash of approximately $.8 million from investing activities primarily to purchase molds and equipment of approximately $3.5 million which was offset by our net capital raise of approximately $2.7 million. We received cash from financing activities of approximately $1.6 million, approximately $2.1 million from the secured credit line and net bridge loans under the securities purchase agreement offset by approximately $.5 million used to pay equipment leases. These funds were utilized to purchase equipment and cover operating costs. Our cash balance increased by approximately $.4 million for the nine months ended March 31, 2008.

At March 31, 2008, current liabilities include $1.6 million due to shareholders on June 30, 2008 which we believes will be extended if necessary prior to maturity. Accounts payable of approximately $3.8 million includes approximately $2.0 million for the purchase and development of new equipment which we are seeking to obtain financing for under a leasing or possible sale/leaseback agreement or enter into an amortization deferral agreement with the supplier of the equipment for a portion of these costs. Current capital lease obligations of approximately $3.3 million are to be repaid through amortization of production over the next 12 months based on the number of units produced. We anticipate that revenues from production will cover this obligation. In addition, approximately $1.2 million of current liabilities relates to bridge loans which will be repaid out of the proceeds from our private placement as described below.

Approximately $702,000 in liabilities, of which $240,000 are current, relates to minimum royalties due to the Licensor, pursuant to the License Agreement, which are in arrears. On September 18, 2007, the Licensor signed a waiver of defaults whereby royalty payments in arrears due through June 30, 2007 of $432,000 would be paid as follows: 5% of any proceeds received from a capital raise between $1 million and $2 million and 10% of everything over $2 million in proceeds until the entire amount of the past due royalty is paid in full. On January 21, 2008, the Licensor agreed to defer any payments for royalties in arrears until the completion of the capital raise which was to close on February 28, 2008 and has been extended to May 31, 2008. In addition, the Licensor agreed to accept royalties as calculated on actual shipments after June 30, 2007 through June 30, 2008 to be paid monthly and the cumulative difference between minimum monthly royalties and actual monthly royalties to be paid no later than June 30, 2008 unless the Licensor and Licensee have entered into a written agreement prior to that date providing for an alternate payment schedule; and if the past due royalties are not fully paid prior to June 30, 2008, then the parties agree to, in good faith negotiations, negotiate a further arrangement to fully repay any such balance based on cash flow projections prior to June 30, 2008 as long as the technical consultant payments are made in accordance with the License Agreement.

On March 14, 2008, the terms of the September 18, 2007 waiver of defaults were further amended. The Licensor agreed to receive royalty payments of a total of $7,500 per month for the months of March, April and May 2008 and $22,500 per month through March 2009. No past due royalties were paid or will be due from any capital raise. We will continue to accrue either the minimum royalty or the actual royalty whichever is greater each month. Commencing April 1, 2009, we will resume payment of actual royalty payments which will be the greater of the minimum due for the month or the amount as calculated on actual sales. At that time, we will enter into discussions with the Licensor leading to a written agreement providing for payment terms for all past due royalties through March 31, 2009. The technical consultant payments will continue to be paid timely each month. All technical consulting payments and royalties per the amended waiver were paid when due through March 31, 2008.

The balance of current liabilities consists primarily of accounts payable, interest, and other expenses.

On August 30, 2007, we entered into a Securities Purchase Agreement whereby we could sell 8% promissory notes in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of notes. The notes are due upon the earlier of (a) six months following final closing date of November 27, 2007, (b) the date on which we receive no less than $4.0 million in gross proceeds from the closing of a private offering of our equity securities or (c) on the date we close on a rights offering. We received net proceeds of $2.4 million in regards to the notes of which $2.2 million was received from a related party. On January 28, 2008, we repaid an aggregate of $1.3 million of these notes with the proceeds from a private offering inclusive of interest and discount of which $1.2 million was repaid to a related party.

On January 28, 2008 we received $2,800,000 for the purchase of 1,750,000 units of our securities consisting of 1,750,000 shares of common stock and stock purchase warrants (20% warrant coverage) in connection with a private placement offering. The proceeds of the private placement were used primarily for working capital purposes including (i) repayment of outstanding current indebtedness including approximately $1.3 million in bridge financing incurred with the Securities Purchase Agreement inclusive of accrued interest and discount, (ii) payment of other outstanding obligations, and (iii) funding anticipated working capital requirements including product development and the acquisition of tooling and molds. The private placement is currently extended through a final closing date of May 31, 2008 for a maximum aggregate placement of $5,500,000. We have received a letter from the Investor, the purchaser of 1,250,000 units in the private placement, committing the Investor to subscribe and pay $2,000,000 for an additional 1,250,000 units by May 31, 2008.

We recognize that we must generate additional revenue and sufficient gross profit margins to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base capitalizing on successful product introductions in 2007 resulting in anticipated volume increases of more than 200%, or five (5) million pieces per annum for 2008 and 2009, from current customers; the addition of firm commitments from new customers totaling more than twenty (20) million units for the combined 2008 and 2009 seasons; the solidification of high potential customer interest equivalent to an additional twenty (20) million units for the same period deliverable upon demonstration of ability to manufacture; the realization that the above production is coming from a limited amount of potential customers whose demand is so great it may limit our opportunity to create capacity for other interested customers, and the resultant focus by us to identify production partners who will fund manufacturing equipment in consideration for customer commitment. In addition, we commenced production at Jarden, a domestic manufacturing facility in the United States in November 2007, and will be commencing production in Germany at Seidel for our new 20mm size dispenser in the third calendar quarter of 2008. We believe that the capital received to date from previous financings and anticipated to be received by May 31, 2008 may not be sufficient to meet financial obligations in regard to the capital equipment commitments required to expand our product line and increase production capacity and to fund operations during the next twelve months. Additional debt or equity financing may be required which may include equipment financing under a sale or sale/leaseback agreement, receivables or purchase order financing, and possible amortization of a portion of construction costs through our production partners.

We are currently in negotiations with several other large consumer products companies regarding the introduction of a 20mm dual chamber pump similar to the pump assembled by Seidel. The fulfillment of these orders, if obtained, will require a similar capital investment as described above as related to our agreements with Jarden or Seidel, and we are currently evaluating, in lieu of additional debt or equity financing, several opportunities for capitalization of same from existing and new production partners in consideration for a volume and amortization commitment. We believe that in the future we can finance all the capital requirements through such arrangements due to the strength of the current customer commitments; the performance of our products currently in the marketplace; the consumer interest demonstrated in our products, as revealed by our customers market research investigations and resultant large initial order commitments; and the multiple indicators of support we are receiving from potential manufacturing partners.

The following is a table summarizing our significant commitments as of March 31, 2008, consisting of equipment commitments, debt repayments, royalty payments and future minimum lease payments with initial or remaining terms in excess of one year for the next fiscal 5 years.

Contractual Obligations (in millions):	Total	FYE 2008	FYE 2009-2010	FYE 2011-2012	FYE 2013 and Thereafter

Convertible Debt and interest	$10.6	$0.2	$10.4	$-	$-
Notes and interest - related parties	2.7	2.7
Other notes and interest	0.2	0.2
Royalties including arrears	15.9		1.9	1.3	12.7
Equipment obligations and leases	2.5	1.9	0.6
Tooling Amortization	4.0	0.4	3.6
Operating lease	0.2	0.1	0.1

	$36.1	$5.5	$16.6	$1.3	$12.7

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

There can be no assurance that we will be successful in building our customer base and product line or that the available capital will be sufficient to fund current operations and to meet financial obligations as related to capital expenditures until such time that the revenues increase to generate sufficient profit margins to cover operating costs and amortization of capital equipment. If we are unsuccessful in building our customer base or are unable to obtain additional financing, if needed, on terms favorable to us, there could be a material adverse effect on the financial position, results of operations and cash flows. The unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer, who serves as our Principle Executive Officer and Principle Financial Officer and our Controller, who serves as our Principle Accounting Officer, we conducted an evaluation of the Company's effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our Chief Executive Officer and the Controller concluded that as of the end of the period covered by this report our disclosure controls and procedures are ineffective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are also ineffective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-QSB, management identified a material weakness due to insufficient resources in the accounting and finance department. Due to the lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC financial reporting, and the potential impact on the consolidated financial statements and related disclosures and the importance of the interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the interim consolidated financial statement would not have been prevented or detected.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities

Previously reported on Form 8-K filed with the SEC on February 1, 2008.

There have been no dividends declared.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(A) Exhibits
4.17	Amendment No. 1 dated July 9, 2007 to the Line of Credit Agreement between the Company and Fursa Alternative Strategies, LLC. (2)
4.18	Form of Note issued in connection with Amendment No. 1 to the Line of Credit (2)
4.19	Securities Purchase Agreement dated as of August 30, 2007 between the Company and the Lenders Named Herein. (3)
4.20	Agreement dated February 28, 2008 between the Versadial, Inc. and Fursa Master Global Event Driven Fund, L.P. (5)
4.21	Agreement dated March 31, 2008 between the Versadial, Inc. and Fursa Master Global Event Driven Fund, L.P. (6)
10.15	Master Supply Agreement dated July 10, 2007 between Versadial, Inc. and Avon Products, Inc. (1)
10.16	Amendment No. 3 dated September 18, 2007 to the Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC. (3)
10.17	Amendment No. 2 as to Payment Terms dated September 18, 2007 to the Amended and Restated License Agreement dated January 1, 2003 between Sea Change Group, LLC and Gerhard Brugger. (3)
10.18	Credit Memo dated May 8, 2007 between Versadial, Inc. and Avon Products, Inc. (4)
10.19	Amendment No. 4 dated January 15, 2008 to the Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC.(4)
10.20	Amendment No. 3 as to Payment Terms dated March 14, 2008 to the Amended and Restated License Agreement dated January 1, 2003 between Sea Change Group, LLC and Gerhard Brugger. *

31 Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(1)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on July 16, 2007.
(2)	Incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of Form 8-K of the Company filed on July 12, 2007.
(3)	Incorporated by reference to same Exhibit No. on Form 10-KSB of the Company filed on October 15, 2007.
(4)	Incorporated by reference to same Exhibit No. on Form SB-2/A of the Company filed on January 23, 2008.
(5)	Incorporated by reference to Exhibit 1 of Form 8-K of the Company filed on March 4, 2008.
(6)	Incorporated by reference to Exhibit 1 of Form 8-K of the Company filed on April 8, 2008.

(B) Reports on Form 8-K

Current reports on Form 8-K during the quarter ended March 31, 2008 are as follows:

•
Report on Form 8-K filed with the SEC on February 1, 2008, announcing under Item 3.02 the issuance of equity securities pursuant to a private placement offering and for the conversion of secured line of credit notes between the Registrant and Fursa Alternative Strategies, LLC.

•
Report on Form 8-K filed with the SEC on March 4, 2008, reporting under Items 1.01 and 3.02 the entering into an agreement between the Registrant and Fursa Master Global Event Driven Fund, L.P. (“Fursa”) reconfirming Fursa’s obligation of its commitment to participate in the Registrant’s private placement offering and extending the due date of the obligation and extending the maturity date of the Company’s 10% Senior Convertible Redeemable Promissory Debentures held by Fursa.

•
Report on Form 8-K filed with the SEC on April 8, 2008, reporting under Items 1.01 and 3.02 the entering into an agreement between the Registrant and Fursa Master Global Event Driven Fund, L.P. reconfirming Fursa’s obligation of its commitment to participate in the Registrant’s private placement offering and extending the due date of the obligation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of May 2008.

VERSADIAL, INC.

/s/ Geoffrey Donaldson
By:	Geoffrey Donaldson, Principal Executive and Financial Officer

/s/ Karen Nazzareno
By:	Karen Nazzareno,
Controller