Form 10KSB
period 2008-06-30
VERSADIAL, INC.
filed 2008-11-14
CIK 1118159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 2008
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

State issuer’s revenues for its most recent fiscal year: $4,051,714

As of November 13, 2008, there were 18,309,194 shares of the registrant’s Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates was approximately $847,813 based on the closing sales price of the Common Stock of $.12 per share as quoted on the OTC-BB on such date. Shares of Common Stock held by each officer and director and each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliates is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE: None
Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

Versadial, Inc. and Subsidiaries
Form 10-KSB for the Year Ended June 30, 2008

Table of Contents

		PAGE

PART I

ITEM 1.	Description of Business	1

ITEM 2.	Description of Properties	15

ITEM 3.	Legal Proceedings	16

ITEM 4.	Submission of Matters to a Vote of Security Holders	16

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters	17

ITEM 6.	Management’s Discussion and Analysis or Plan of Operation	17

ITEM 7.	Financial Statements	33

ITEM 8.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	34

ITEM 8A.	Controls and Procedures	34

ITEM 8B.	Other Information	36

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons and
	Corporate Governance; Compliance with Section 16(a) of the
	Exchange Act	37

ITEM 10.	Executive Compensation	39

ITEM 11.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	40

ITEM 12.	Certain Relationships and Related Transactions and
	Director Independence	43

ITEM 13.	Exhibits	49

ITEM 14.	Principal Accountant Fees and Services	52

SIGNATURES		53

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

Versadial’s business is designed to capitalize on the commercial opportunities for innovation in packaging and dispensing within the consumer products industries. We are engaged in the manufacture of a dual dispenser that enables the user to blend two liquids in varying proportions. Substantially all of our revenues come from wholesale sales and our customers are located both in the United States and in Europe. The manufacture of the dual dispensers are currently outsourced to third party subcontractors in the United States for our 40mm and 49mm size dispensers and in Germany for our 20mm size dispenser and are currently being utilized in the food, sun care, skincare, and cosmetic industries. We began manufacturing in the United States commencing in the fourth calendar quarter of 2007. Prior to that time, all of our subcontractors were located in Germany.

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

History and Background

Innopump was incorporated under the laws of the State of Nevada on April 1, 2005. On May 1, 2005, Sea Change Group, LLC, a privately held New York limited liability company (“SCG”) (the “Sub-licensor”) entered into a sub-license agreement with Innopump (the “Sub-licensee”) whereby SCG assigned to Innopump all rights, titles and interests that the Sub-licensor has in the Amended and Restated License Agreement dated January 1, 2003 between SCG and Gerhard Brugger (the “License Agreement”). In consideration for the assignment and patent rights thereunder, Innopump agreed to pay SCG a sublicense fee of $600,000. On August 11, 2006 in conjunction with the merger, SCG was paid $150,000 of the sublicense fee as per the terms of the agreement. In addition, Innopump agreed to pay the royalties due under the original Amended and Restated License Agreement either directly to the original licensor or to SCG. Innopump also agreed to pay SCG a royalty of 3% of the first $100 million of gross revenues which was increased to $130 million in July 2006. On September 18, 2007 the agreement was amended to extend the payment dates of the remaining sublicense fee of $450,000, with $300,000 due on December 31, 2007, and $150,000 due on May 1, 2008. On January 15, 2008, the agreement was again amended to extend the payment dates of the remaining sublicense fee of $450,000, with $300,000 due on September 30, 2008 and $150,000 due on December 31, 2008.

On June 30, 2008, the agreement was further amended to extend the payment date of the remaining sublicense fee of $450,000 to July 1, 2009. In addition, the royalty due SCG at June 30, 2008 of approximately $141,000 was deferred to be payable on July 1, 2009 and additional royalties accruing for the period July 1, 2008 through June 30, 2009 will be due and payable on July 1, 2009. No interest shall be due or payable in regard to past due royalties. The Sub License is further described below under “Intellectual Property.”

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

Our marketing strategy is to introduce our products through major multi-nationals worldwide. Currently our products are used in products sold by Aveeno, a division of Johnson & Johnson, Playtex, owner of Banana Boat, Hawaiian Tropic, Sephora, and Revlon.

On July 10, 2007 we entered into a Master Supply Agreement with Avon Products, Inc. (“Avon”). Pursuant to the Master Supply Agreement, over the term of the Agreement, we were to furnish to Avon, and Avon would purchase from us, seventeen million units of certain of our products. On October 2, 2008, the agreement was amended and Avon’s commitment to purchase certain of our products was reduced in number in return for certain price adjustments based on current market conditions. The Agreement shall remain in effect through the second anniversary of the first shipment of such products in commercial production quantities.

  Avon previously had advanced $700,000 to our subsidiary, Innopump, Inc., on September 26, 2006 and an additional $1,000,000 to Innopump, Inc. on May 14, 2007 for funding pre-production tooling and mold expenses so that we could deliver pre-production samples to Avon for its inspection of our new size 20mm dispenser.

Pursuant to the terms of the Credit Memo previously entered into with Avon, we were to repay Avon’s advances by a credit against the purchase price of products sold to Avon pursuant to the Master Supply Agreement and pursuant to other agreements that may be entered into between us and Avon, commencing six months after the date of the first shipment of our products to Avon. On October 2, 2008, we were fully relieved of our obligation to repay the $1.7 million advance provided that we shall instead pay the tooling and mold contractor this amount pursuant to a payment schedule to be determined between us and the contractor as consideration for additional equipment costs and development costs related to the tooling and mold expenses. In the event of a default in payment to the contractor, the credit relief granted shall immediately be null and void to the extent of any unpaid balance, and Avon shall have the right to enforce against us collection of the full amount of such unpaid balance. Upon our payment to the tooling and mold contractor, we will recognize the credit relief granted by Avon. We anticipate production to begin in the fourth quarter of calendar 2008.

Manufacturing

We own a number of sets of molds and assembly tables used in the production and assembly of the parts for our 20mm, 40mm, and 49mm size dispensers. We outsource the use of these assets to established manufacturers for both injection molding parts production and assembly of our dispensers. Currently, our injection molds and assembly equipment are located at Seidel GmbH & co. (“Seidel”) for our 20mm size dispenser in Marburg, Germany. Our injection molds and assembly equipment are located at Alltrista Plastics Corporation d/b/a Jarden Plastics Solutions (“Jarden”) in Reedsville, PA for our 40mm and 49mm size dispensers manufactured in the U.S. In addition, we have injections molds located at Poloplast GmbH in Germany and assembly tables located at the production facility of Holzmann Montague in Marktoberdorf, Germany for our 40mm and 49mm size dispensers. Since the fourth quarter of 2007, the majority of our production of the 40mm and 49mm dispensers is subcontracted to Jarden in the U.S. Prior to that time, all of our production for the 40mm and 49mm dispensers was subcontracted to Poloplast and Holzmann Montague in Germany. We have retained injection molds and assembly equipment in Germany which are primarily being utilized for development projects, testing of new products, and for actual production of small foreign customer orders.

As a matter of corporate policy, we are seeking to enter into multi-year agreements with established manufacturers in both the USA and Europe, to enable us to outsource production while retaining control over the production assets, molds and assembly tables. In furtherance of this objective, we have already entered into the following agreements.

On September 20, 2006, we entered into a 30-month manufacturing agreement with Seidel, an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for us for our new size (20 millimeter) dispenser. We have agreed to place all customer orders relating to the product with the contractor until at least eighty percent (80%) of the manufacturer’s production capacity is utilized based on five (5) days per week, three (3) shifts per day. The molds are being financed by the contractor pursuant to a lease agreement. We have agreed to pay the lease payments or reimburse the contractor for such payments based on the lease which terminates in March 2009. The equipment is capable of producing fifteen (15) million units annually. We anticipate production to begin at Seidel in the fourth calendar quarter of 2008 under the terms of our Master Supply Agreement with Avon. We have an initial order from Avon for 2.5 million units subject to increase to 4.0 million units upon us delivering product in the timeframe specified by Avon.

On April 24, 2007, we entered into a Supply Agreement and a related Tooling Amortization Agreement with Jarden, a contractor located in the United States. The Supply Agreement provides, among other things, that, over the five year term of the Agreement, we shall purchase from the Supplier no less than 100 million units of our 40 millimeter and 49 millimeter dual chambered dispensing pumps and the Supplier will supply no less than twenty (20) million units annually. These Agreements provide that the Supplier will fund the estimated $4.6 million cost of the injection molding, tooling and automatic equipment necessary to produce the products to be purchased by us. Although financed by the Supplier, the equipment will be owned by us. The cost of the tooling and automatic equipment, with a three (3%) percent per annum interest factor, will be amortized over a period of 18 months against pumps purchased and delivered to us pursuant to the Supply Agreement, with a per unit amortization cost included in the cost price for the pumps. The facility became fully operational in calendar fourth quarter 2007. As of October 31, 2008, we have manufactured and shipped approximately 5.1 million pumps at Jarden and have firm commitments from several customers for production of approximately 1.0 million of our 40 millimeter and 49 millimeter dual chambered dispensing pumps. We also are currently involved in several development projects with multi-national companies which we believe will result in future orders or supply agreements during the next fiscal year.

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

Principal Suppliers

Currently, we do utilize single source suppliers and manufacturers for our dispensers, and are dependent on single sets of molds and assembly tables. Production delays do, and have, occurred as a result of this dependency. Our 40mm and 49mm dispensers are molded and manufactured primarily at Jarden in the United States and our 20mm dispensers will be molded and manufactured at Seidel in Germany. Because we have no direct control over our third-party manufacturers, interruptions or delays in the products and services provided by these third parties may be difficult to remedy in a timely fashion. In addition, if such suppliers are unable or unwilling to deliver the necessary components or products, we may be unable to redesign or adapt our technology to work without such raw materials or products or find alternative suppliers or manufacturers. In such events, we could experience interruptions, delays, increased costs, or quality control problems. Our principal raw materials include plastic resins (polypropylene, high density polyethylene, etc.). The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, market demand, and freight costs. The prices for these raw materials have varied significantly in the past and may vary significantly in the future. Our production costs may increase as a result of the costs for these raw materials. Prior to retaining the services of Jarden in the United States, we had previously utilized two major injection molders in Germany, Poloplast GmbH and Gepe-Geimuplast GmbH and one assembly facility, Holzmann Montague, also located in Germany for the manufacture of our 40mm and 49mm dispensers. We had no written contracts with these suppliers. All orders were placed on an individual purchase order basis. During the fourth calendar quarter of 2007, the majority of our manufacturing, including both the injection molding and assembly functions, was outsourced to Jarden for the 40mm and 49mm dual chambered dispensing pumps. It is anticipated that the new 20mm dispensing pump production will begin in the fourth calendar quarter of 2008 at Seidel in Germany. We also will retain the services of Poloplast GmbH and Holzmann Montague in Germany for development projects with new and existing customers, and possibly for assembly of foreign orders or additional production of our 40mm and 49mm pumps if necessary.

Major Customers

Customers accounting for 10% or more of revenue for the years ended June 30, 2008 and 2007 are as follows:

	Year ending June 30, 2008	Year ending June 30, 2007

Customer A	$3,433,000
Customer B		$958,000
Customer C	-	385,000

	$3,433,000	$1,343,000

We generated revenues from one customer during fiscal 2008 and two customers during fiscal 2007 aggregating approximately 85% and 96% of total revenues, respectively.

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

License between SCG and Brugger

In August 2001, SCG entered into the License Agreement with Anton Brugger for the exclusive right to manufacture and sell the dual dispenser. In January 2003, the License Agreement was amended and restated between SCG and Gerhard Brugger, the son of Anton Brugger (the “Licensor”). The term of the amended and restated license agreement remains in effect through December 31, 2024. Gerhard Brugger is also one of our major stockholders. Pursuant to our Sub-license agreement with SCG, we agreed to make all payments due by the Licensee (SCG) to Licensor under the License Agreement.

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

To maintain its exclusive rights, the Licensee will also be obligated to pay a “Minimum Royalty” which is paid in monthly equal installments in advance. Aggregate future minimum royalty payments are as follows:

For the year ending June 30,	Minimum Royalty

2009	$525,000
2010	575,000
2011	625,000
2012	675,000
2013	725,000
2014 and thereafter	11,925,000

$15,050,000

In addition to the minimum royalty payment, the Licensee will also pay to the Licensor $12,500 per month as long as technical support is required by the Licensee. The payments for technical support may be terminated at any time by either party upon written notice delivered at least three months prior to termination.

Royalty and technical support expenses aggregated $600,000 and $500,000 for the years ended June 30, 2008 and 2007, respectively. All technical consulting payments were paid when due through June 30, 2008.  At June 30, 2008, the Licensor was due approximately $809,000 in past due royalties.

On October 20, 2008 Innopump entered into an unsecured loan agreement with SCG. In order to provide such funds to Innopump, SCG entered into a loan transaction with a third party lender. The Licensor gave the third party lender his consent of a collateral assignment of the License by SCG to the lender and agreed that any outstanding indebtedness of SCG under the License Agreement, which aggregated approximately $907,000 at the date of the closing, would not be due prior to July 1, 2009. SCG, in consideration for the Licensor’s cooperation, agreed to provide cash collateral for its payment obligations under its License Agreement of $895,750, which Innopump agreed to fund out of the loan proceeds. Where Innopump complies with the terms of the loan agreement with SCG, this amount shall be a credit against its loan agreement obligations. No changes were made in the sublicense agreement between Innopump and SCG in connection with this loan.

Sublicense Agreement with SCG

On May 1, 2005, SCG (the “Sub-licensor”) entered into a sub-license agreement with Innopump (the “Sub-licensee”) whereby SCG assigned to Innopump all rights, titles and interests that the Sub-licensor has in the Amended and Restated License Agreement dated January 1, 2003 between SCG and Gerhard Brugger. The sub-license agreement transferred to Innopump the right to manufacture and distribute the dual dispenser. The sub-license agreement remains in effect through December 31, 2024. In consideration for the assignment and patent rights thereunder, Innopump agreed to pay SCG a sublicense fee in the aggregate of $600,000. On August 11, 2006 in conjunction with the merger, SCG was paid $150,000 of the sublicense fee as the terms of the agreement . In addition Innopump agreed to pay the royalties due under the original Amended and Restated License Agreement either directly to the original licensor or to SCG. Innopump also agreed to pay SCG a royalty of 3% of the first $100 million of gross revenues which was increased to $130 million in July 2006. On September 18, 2007 the agreement was amended to extend the payment dates of the remaining sublicense fee of $450,000, with $300,000 due on December 31, 2007, and $150,000 due on May 1, 2008. On January 15, 2008, the agreement was again amended to extend the payment dates of the remaining sublicense fee of $450,000, with $300,000 due on September 30, 2008 and $150,000 due on December 31, 2008.

On June 30, 2008, the agreement was further amended to extend the payment date of the remaining sublicense fee of $450,000 to July 1, 2009. In addition, the royalty due SCG at June 30, 2008 of approximately $141,000 was deferred to be payable on July 1, 2009 and additional royalties accruing for the period July 1, 2008 through June 30, 2009 will be due and payable on July 1, 2009. No interest shall be due or payable in regard to past due royalties. On July 1, 2008, in consideration for the amendment of the terms of the sublicense between Innopump and SCG, we granted to SCG 250,000 warrants to purchase our common stock exercisable for five years from the date of issuance at an initial exercise price equal to $2.282 per share. SCG assigned 175,000 of these warrants to two related parties as consideration for debt extensions of SCG.

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

Employees

Currently, we have 6 employees in the U.S., all of which are full time employees. Management believes that relations with its employees are good. In addition, we have 3 full time consultants overseas and 3 part time consultants in the United States utilized for administration, finance, operations and technical consulting.

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

We may need additional capital in order to continue our operations, which may not be available to us.

For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow from operations, our cash on hand, the net proceeds from our recent financings, including supplier financed equipment, and from additional financings if required. We believe we may need additional funds to continue our operations until such time revenues increase, for capital expenditures, to pursue business opportunities (such as expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures. If additional financing is not available if required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our current products, license new products or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business and the value of your shares. If we choose to raise additional funds through the issuance of equity securities, you may experience significant dilution of your ownership interest, and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could substantially limit our flexibility in making business decisions, including the payment of dividends.

In order to purchase equipment or fund operations, we may issue additional debt instruments or preferred stock, which will have a senior claim on our assets in the event of a sale of assets. Debt service may cause a strain on our cash flow and impair our business operations.

Our activities have not yet resulted in significant sales and have resulted in an accumulated deficit from inception to June 30, 2008 of approximately $20.0 million.

For the years ended June 30, 2008 and June 30 2007, we had net losses of $5.2 million and $7.9 million, respectively. For the years ended June 30, 2008 and June 30, 2007, we had negative cash flows from operations of $.0 million and $3.0 million respectively.

From our inception to June 30, 2008 our aggregate sales have been approximately $7.6 million and we have incurred a net loss of approximately $20.0 million. While sales have started to increase of our products, in order to achieve and maintain profitability, we must, among other things, maintain and increase our customer base, increase our rate of growth, implement and successfully execute our business and marketing strategies, continue to develop and upgrade our technology, provide superior customer service, respond to competitive developments and attract, retain and motivate qualified personnel. We may not be successful in accomplishing all or some of these goals and our failure to do so could have a material adverse effect on our business, results of operations and financial condition.

We have ongoing royalty payment obligations with respect to our technology that we have had to reschedule.

At June 30, 2008, Gerhard Brugger, the Licensor of the patented technology used in our products, was owed approximately $809,000 in past due royalties. On October 20, 2008 Innopump entered into an unsecured loan agreement with SCG. In order to provide funds to Innopump, SCG entered into a loan transaction with a third party lender. The Licensor gave the third party lender his consent of a collateral assignment of the License by SCG to the lender and agreed that any outstanding indebtedness of SCG under the License Agreement, which aggregated approximately $907,000 at the date of the closing, would not be due prior to July 1, 2009. SCG, in consideration for the Licensor’s cooperation, agreed to provide cash collateral for its payment obligations under its License Agreement of $895,750, which Innopump agreed to fund out of the loan proceeds. Where Innopump complies with the terms of the loan agreement with SCG, this amount shall be a credit against its loan agreement obligations. No changes were made in the sublicense agreement between Innopump and SCG in connection with this loan.

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

Our business is presently dependent on orders from a limited number of customers.

We generated revenues from one customer during fiscal 2008 and two customers during fiscal 2007 aggregating approximately 85% and 96% of total revenues, respectively. The loss of any of these customers could have a material adverse effect on our business, financial condition and results of operations.

Our business is presently dependent on single sources of supply

Currently, we do utilize single source suppliers and manufacturers for several of our components and dispensers, and are dependent on single sets of molds and assembly tables described further under “Description of Business- Manufacturing” and “Description of Business- Principal Suppliers”. Production delays do, and have, occurred as a result of this dependency. If operations at a single source of supply are interrupted, it could materially and adversely affect our ability to supply our products to our customers in a timely manner. We are currently seeking to finalize additional multi-year agreements with established manufacturers in both the USA and Europe, in addition to the agreements in place to enable us to outsource production while retaining control over the production assets, molds and assembly tables.

Our business is dependent upon intellectual property rights licensed from third parties.

We do not own the patent rights that cover our Versadial® product. We sublicense these patent rights from our affiliate, Sea Change Group, LLC (“SCG”), which in turn licenses the patent from Gerhard Brugger. Our license rights could be terminated if we fail to meet our obligations under the license agreement with Mr. Brugger as to royalty payments or if SCG defaults on its third party loan for which the lender has a collateral assignment of the License Agreement. We were in arrears, as of June 30, 2008, of royalty payments in the aggregate of $809,000 and $907,000 on October 20, 2008, the date of the closing of the third party loan. Mr. Brugger gave his consent to the lender that no past due royalties would be due prior to July 1, 2009 as described above under “Intellectual Property”. In addition, our license rights may be diluted or compromised if Mr. Brugger fails to vigorously pursue patent infringement actions. Our competitive advantage would be lost if these patents were found to be invalid in the jurisdictions in which we sell or plan to sell our products. In addition, our revenues would be materially adversely affected if our licensed intellectual property were found to infringe the intellectual property rights of others, in which event we may be prevented from marketing our products. Any measures we implement may not be sufficient to protect our intellectual property rights.

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

We are subject to reporting obligations under federal securities laws. The Securities and Exchange Commission (the “SEC”), as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the Registrant’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the Registrant’s internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-K for the fiscal year ending June 30, 2010. We may conclude that our internal controls over our financial reporting are not effective. Moreover, even if we conclude that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Item 2.  DESCRIPTION OF PROPERTY

Our headquarters are currently located in approximately 4,500 square feet of leased office space at 305 Madison Avenue, New York, New York 10165. The balance of our operations are conducted by third party subcontractors. We either own all the molds and assembly equipment utilized in our manufacturing process located at these vendors or will receive transfer of title upon completion of payment for the related molds and assembly equipment as required under the terms of amortization or capital lease obligation agreements with these subcontractors.

In the opinion of management, our property is adequately covered by insurance. The molds and manufacturing equipment utilized in our operations are in good working order, normal wear and tear excepted. Our property is subject to liens under the terms of certain debt agreements.

Item 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year ended June 30, 2008 to a vote of our security holders.

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

		High	Low
2008	First Quarter	2.25	1.25
	Second Quarter	2.25	1.50
	Third Quarter	1.60	1.05
	Fourth Quarter	1.05	.51
2007	First Quarter	3.60	1.80
	Second Quarter	5.40	1.35
	Third Quarter	4.05	1.13
	Fourth Quarter	2.00	1.10

(b) As of November 3, 2008, we estimate that there are approximately 183 shareholders of record, including shareholders whose shares are held in the name of their brokers or stock depositories.

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

Versadial’s business is designed to capitalize on the commercial opportunities for innovation in packaging and dispensing within the consumer products industries. We are engaged in the manufacture of a dual dispenser that enables the user to blend two liquids in varying proportions. Substantially all of our revenues come from wholesale sales and our customers are located both in the United States and in Europe. The manufacture of the dual dispensers are currently outsourced to third party subcontractors in the United States for our 40mm and 49mm size dispensers and in Germany for our 20mm size dispenser and are currently being utilized in the food, sun care, skincare, and cosmetic industries. We began manufacturing in the United States commencing in the fourth calendar quarter of 2007. Prior to that time, all of our subcontractors were located in Germany.

On March 2, 2007, we changed our name to Versadial, Inc. (“Versadial” or “the Company”) to capitalize on the awareness of our trademarked name for our products in the marketplace.

Our fiscal year ends on June 30, and therefore references to fiscal 2008 and 2007 refer to the fiscal years ended June 30, 2008 and June 30, 2007, respectively. Our fiscal year end was December 31, which was changed to June 30 to conform to the year end of Innopump, the accounting acquirer as a result of the Merger.

The common stock and per share information have been retroactively adjusted to give effect to the reverse merger on August 9, 2006 and to give effect to the one for forty-five reverse stock split that became effective on March 2, 2007.

Recent Developments

The following developments took place during the past two fiscal years and subsequent to June 30, 2008:

~~•~~
On August 9, 2006, concurrent with the merger closing, we sold 10% senior redeemable convertible debt (“Convertible Debt”) in the principal amount of $7.5 million to Mellon HBV Master U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. Fund (now known as Fursa Master Global Event Driven Fund, LP, and referred to herein as the “Investor”) under the terms of a Securities Purchase Agreement in exchange for $7.5 million in cash. The Convertible Debt matures, as amended, on November 9, 2009 (“Maturity Date”) and bears interest at 10% per annum. We do not have the option to prepay the Convertible Debt prior to the Maturity Date and must redeem 100% of the Convertible Debt, unless earlier converted, for an amount equal to 120% ($9.7 million at June 30, 2008) of the outstanding principal plus accrued but unpaid interest, on the Maturity Date. The proceeds from the Convertible Debt were used for working capital, capital expenditures, mandatory debt repayment, and general corporate purposes.

•
On September 20, 2006, we entered into a 30-month manufacturing agreement with Seidel GMBH, an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for us for our new size (20 millimeter) dispenser. We will place all customer orders relating to the product with the contractor until at least eighty percent (80%) of the manufacturer’s production capacity is utilized based on five (5) days per week, three (3) shifts per day. The agreement calls for us to make payments in the aggregate of approximately $780,000 for preproduction molds and $5.3 million for the required production molds. As of June 30, 2008, the preproduction molds were complete and placed in service. We paid an aggregate of approximately $529,000 for the preproduction molds prior to their completion and financed the balance of approximately $251,000 under the terms of a capital lease obligation. The total amount of the lease, including interest, is to be paid monthly in varying installments through March 2009. At June 30, 2008, we have an outstanding balance of approximately $84,000 due on the capital lease. As of June 30, 2008, we have made payments of approximately $3.1 million for the production molds and we have an outstanding current liability of approximately $1.1 million due to the contractor. On October 2, 2008, we agreed to pay the contractor an aggregate of $1.7 million for additional equipment to be purchased and for development costs related to the molds under the terms of an amortization agreement. The June 30, 2008 obligation due to the contractor for $1.1 million included in current liabilities represents the portion of development costs incurred prior to June 30, 2008. The remaining $.6 million is attributable to equipment and development costs incurred subsequent to June 30, 2008. These costs in the aggregate of $1.7 million will be deferred and amortized over production on a per piece basis with any remaining unamortized balance due in monthly installments commencing July 2009 through December 2009. Upon completion of construction of the production molds, the remaining balance due the contractor of approximately $520,000 will be financed through a capital lease to be paid monthly through March 2009. It is anticipated that production will commence in the fourth quarter of calendar 2008.

In conjunction with the above manufacturing agreement, we also ordered related assembly equipment from a vendor in the amount of approximately $1.2 million. We have made payments of approximately $.4 million as of June 30, 2008 for the equipment and have a current liability of approximately $.8 million for the balance which is included in deposits on production equipment and in current liabilities. The equipment was received in December 2007. It is anticipated that production will commence by the fourth calendar quarter of 2008. In October, 2008, we reached an agreement with the vendor for the $.8 million due whereby we would pay approximately $275,000 in October 2008 and the remaining balance at a rate of approximately $75,000 per month including 7% interest on the past due amount until paid. The $275,000 was paid in October 2008 with the proceeds from a financing.

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

These Agreements provide that the Supplier will fund the estimated $4.6 million cost of the injection molding, tooling and automatic equipment necessary to produce the products to be purchased by us. Although financed by the Supplier, the equipment will be owned by Versadial. The cost of the tooling and automatic equipment, with a three (3%) percent per annum interest factor, will be amortized over a period of 18 months against dispensers purchased and delivered to us pursuant to the Supply Agreement, with a per unit amortization cost included in the cost price for the dispensers.

During the year ended June 30, 2008, all of the molds and equipment in the aggregate of approximately $4.6 million were completed, utilized in production and capitalized. Approximately $4.35 million of this cost is being amortized. For the year ended June 30, 2008, amortization of the molds and equipment approximated $662,000. The remaining balance is to be amortized over production with any remaining balance due 18 months from inception of production. We are currently in arrears at June 30, 2008 in the amount of approximately $619,000 in amortization which is included in current liabilities. In October, 2008, we paid $500,000 of the past due amortization from the proceeds of a financing. We are in discussions with the contractor to restructure the current amortization program as to duration of term and amount per piece to be amortized.

•
On July 10, 2007 we entered into a two-year Master Supply Agreement with Avon Products, Inc. (“Avon”), a consumer products company for seventeen million units of certain of our products. The Agreement will remain in effect through the second anniversary of the first shipment of such products in commercial production quantities. On October 2, 2008, the agreement was amended and Avon’s commitment to purchase certain of our products was reduced in number in return for certain price adjustments based on current market conditions.

Pursuant to the terms of a Credit Memo previously entered into with Avon, we were to repay Avon’s $1.7 million advances provided to assist us with capital equipment costs for our new 20mm size dispenser by a credit against the purchase price of products sold to Avon pursuant to the Master Supply Agreement and pursuant to other agreements that may be entered into between Versadial and Avon, commencing six months after the date of the first shipment of products to Avon. On October 2, 2008, we were fully relieved of our obligation to repay the $1.7 million advance provided that we shall instead pay Seidel, the tooling and mold contractor, this amount pursuant to a payment schedule to be determined between us and Seidel as consideration for additional equipment costs and development costs related to the tooling and mold expenses. In the event of a default by in payment to Seidel, the credit relief granted shall immediately be null and void to the extent of any unpaid balance, and Avon shall have the right to enforce against us collection of the full amount of such unpaid balance. Upon our payment to the tooling and mold contractor, we will recognize the credit relief granted by Avon. We anticipate production to begin in the fourth quarter of calendar 2008.

•
On August 30, 2007, with the consent of the Investor, we entered into a Securities Purchase Agreement whereby we could sell 8% promissory notes (“Notes”) in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of Notes. The Notes were due upon the earlier of (a) six months following the final closing date of November 27, 2007 (b) the date on which we received no less than $4.0 million in gross cash proceeds from the closing of a private offering of our equity securities or (c) on the date we closed on a rights offering. We have received net proceeds of approximately $2.4 million from the sale of the Notes of which $2.2 million was received from Richard Harriton, a related party who serves as a Director and is a major shareholder of the Company.

On January 28, 2008, we repaid an aggregate of $1.3 million of these notes with the proceeds from a private offering inclusive of interest and discount of which $1.2 million was repaid to Richard Harriton. On May 31, 2008, the holders of the notes agreed to extend the maturity date to the earlier of (a) March 31, 2009 or (b) the date on which we receive gross proceeds in excess of $7.0 million from any debt or equity financing.

•
Under the terms of a private placement, we offered for sale a maximum of 3,437,500 units of our securities at $1.60 per unit with a minimum unit purchase of $80,000. Each unit consists of one share of common stock and 20% warrant coverage. The warrants are exercisable for five years from the date of issuance at an initial exercise price equal to $2.00 per share subject to adjustment under certain events. The private placement was extended through a final closing date of May 31, 2008 for a maximum aggregate placement of $5,500,000.

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

We had received a letter from the Investor, the purchaser of 1,250,000 units in the private placement, committing the Investor subscribe and pay $2,000,000 for an additional 1,250,000 units by May 31, 2008. The Investor did not deliver the $2.0 million by May 31, 2008. We are presently in discussions with the Investor regarding this obligation.

•
On October 20, 2008, our subsidiary, Innopump, entered into an unsecured loan agreement with SCG. SCG is an affiliate of ours as members of our Board of Directors own approximately 69% of the outstanding membership interests of SCG. SCG is the sublicensor of the patented technology used in the manufacture of our proprietary products. The loan is for a principal amount of $3,445,750, matures on June 29, 2009 and bears interest at the rate of one and eighty three hundredths percent (1.83%) per month payable in arrears on the first day of each month or payable in kind at the option of Innopump with the interest being added to the principal balance. The agreement also obligates Innopump to pay a fully earned facility fee of $400,000 at maturity, a commitment fee of $250,000 upon execution of the loan and an in kind monitoring fee in the amount of $100,000 per month for five (5) consecutive months commencing on November 1, 2008 and terminating on March 1, 2009 payable at maturity. The loan is not prepayable before March 1, 2009.

In order to provide such funds to Innopump, SCG entered into a loan transaction with a third party lender. Innopump’s payment obligations under the terms of its loan agreement with SCG are equivalent to SCG’s payment obligations to its lender with the consequence that all loan payments made by Innopump to SCG will in turn be paid by SCG to its lender. In addition, the third party lender was granted a warrant to purchase a 10% membership interest in SCG at an aggregate price equal to $1. The warrant expires on October 31, 2010. Innopump also executed a letter in favor of the third party lender to SCG providing an indemnity to such lender in the event the lender becomes subject to litigation commenced by our creditors on account of its having made such loan.

Gerhard Brugger, who is the licensor to SCG of the patented technology sublicensed to Innopump, gave the third party lender his consent of a collateral assignment of the License by SCG to the lender and agreed that any outstanding indebtedness of SCG under the License Agreement, which aggregated approximately $907,000 at the date of the closing, would not be due prior to July 1, 2009. SCG, in consideration for Mr. Brugger’s cooperation, agreed to provide cash collateral for its payment obligations to Mr. Brugger under its License Agreement of $895,750, which Innopump agreed to fund out of the loan proceeds. Where Innopump complies with the terms of the loan agreement with SCG, this amount shall be a credit against its loan agreement obligations. No changes were made in the sublicense agreement with SCG in connection with this loan.

The net proceeds from the loan after fees, aggregated approximately $3.1 million. The proceeds of the loan are to be used (i) to establish the required cash collateral account (ii) payment of current accounts payable and other outstanding obligations, and (iii) funding anticipated working capital requirements including product development and the acquisition of tooling and molds.

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

Basis of Presentation

Our fiscal year ends on June 30, and therefore references to fiscal 2008 and 2007 refer to the fiscal years ended June 30, 2008 and June 30, 2007, respectively.

Our consolidated financial statements reflect the historical results of the predecessor entity, Innopump, prior to August 9, 2006 and the consolidated results of the operations of Versadial subsequent to the acquisition date of August 9, 2006.

The common stock and per share information in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse merger on August 9, 2006 and to give effect to the one for forty-five reverse stock split that became effective on March 2, 2007.

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

Impairment of Long-Lived Assets

Certain long-lived assets are reviewed at least annually to determine whether there are indications that their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". We consider assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. We also reevaluate the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. In the fourth quarter of 2008, we tested for impairment of our long lived assets as part of our annual long-lived asset impairment review. There were no impairment charges for the year ended June 30, 2008. There can be no assurance that there will not be impairment charges in subsequent periods as a result of our future periodic impairment reviews. To the extent that future impairment charges occur, they will likely have a material impact on our financial results.

Foreign Currency Transactions

We comply with SFAS No. 52 “Foreign Operations and Currency Translation”. All foreign currency transaction gains and losses are included in our net income (loss) in the period the exchange rate changes.

Fair Value of Financial Instruments

The fair value of our assets and liabilities, which qualify as financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," approximate the carrying amounts presented in the accompanying consolidated balance sheet.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us would be our fiscal year beginning July 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements. In February 2008, FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on our results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 141R on our consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS 160 on our consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact FAS 161 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of this statement is not expected to have a material effect on our financial statements.

RESULTS OF OPERATIONS

Executive Summary

The table below sets forth a summary of financial highlights for the two years ended June 30, 2008:

Overall, our revenue grew substantially by 190% during the current year as our operations began to grow in the skincare and cosmetic sectors. Our direct costs were 76% and 114% of revenues for the respective years due to several factors, which were primarily the need for manual labor of certain functions in Germany which have started to decline and will continue to decline as U.S. production began in late 2007, the unfavorable Euro/US Dollar currency exchange fluctuation which also will continue to decline as U.S. based production increases, the purchase of new assembly equipment for our new U.S. based facility which had some startup production problems, and high direct freight costs due mainly to component parts being produced in the U.S. and shipped to Germany for assembly prior to completion of the U.S. facility becoming fully operational. Our direct costs as a percentage of revenues should continue to decrease as our U.S. production facility commenced operations in late 2007 and became fully operational in February 2008. Our indirect costs increased by approximately $1.4 million in the current year due to higher depreciation expenses in the current year on capital acquisitions, costs for prototype samples for new customers and products, and high costs for testing of new equipment for the U.S. facility. Our revenues did not increase enough to cover these costs as our production capacity was limited due to the moving of equipment from Germany to the U.S. and the set-up time required for the transition. Our German facility is still operational but with a limited amount of equipment with less production capacity than previously as the newer higher cavity equipment shipped to the U.S. in September 2007. The equipment had to be retrofitted for U.S. production and became operational in November 2007. Our general and administrative expenses increased about 3% in the current fiscal year as related to the growth of our business. These changes are explained in more detail below.

Our focus for the coming fiscal year will be to grow our revenue and decrease our direct costs per unit which we believe will be accomplished as our transition to the U.S. has been completed for production of our 40mm and 49mm dispensers and our new 20mm dispenser product line is completed and manufacturing should begin in late calendar 2008 at Seidel in Germany. We estimate we will be able to produce approximately 15 million units annually of our 20mm dispenser. In addition, we believe the completion of our new U.S. based facility in February 2008 for our 40 and 49mm product line will enable us to increase production with substantially all new automated molds and assembly equipment. We estimate we will be able to produce approximately 20 million units annually of these products. We have commitments from several multi-national customers for in excess of four (4) million units at the current time for our various products. We also anticipate improving our costs and margins as both the injection molding and assembly functions will be performed together at both of these new subcontractor facilities and we will be better able to manage our costs as they will be on a per piece basis and we will no longer need to purchase individual component parts and contract assembly labor separately. Additionally, we will retain the services of Holzmann Montague, our prior assembly manufacturer in Germany, for development projects with new and existing customers, and possibly for assembly of foreign orders or additional production use if necessary.

For the year ended June 30,	2008	2007	CHANGE

Net revenues	$4,051,714	$1,396,251	190%

Cost of revenues
Direct costs	3,083,753	1,592,462	94%
Indirect costs	2,234,049	820,474	172%
	5,317,802	2,412,936	120%
Gross margin	(1,266,088)	(1,016,685)	25%

Operating expenses
General and administrative	3,242,240	3,153,936	3%

Loss from operations	(4,508,328)	(4,170,621)	8%

Other income (expenses)
Sublease income, affiliates	47,660	12,315	287%
Interest and other expense	(1,615,724)	(1,391,166)	16%
Interest expense, related parties	(181,582)	(101,655)	79%
Amortization of debt discount	(622,852)	(778,137)
Amortization of financing costs	(407,420)	(485,706)	-16%
Loss on derivative financial instruments	2,351,077	(991,916)
Loss on foreign currency exchange	(255,144)	(35,460)	620%
	(683,985)	(3,771,725)	-82%
Net loss	$(5,192,313)	$(7,942,346)	-35%

REVENUES. During the year ended June 30, 2008, we had revenues of $4,051,714 as compared to revenues of $1,396,251 during the year ended June 30, 2007, an increase of approximately 190%. In 2008, 85% of the revenue was attributable to one customer in the cosmetic industry. In 2007, 96% of the revenue was attributable to two customers in the suncare and skincare industry. As discussed above, we anticipate our revenues to continue to increase in the coming fiscal year.

GROSS MARGIN. Cost of revenues – direct costs, which consist of direct labor, overhead and product costs, were $3,083,753 (76% of revenues) for the year ended June 30, 2008 as compared to $1,592,462 (114% of revenues) for the year ended June 30, 2007. The increase in dollars for 2008 is a result of the increase in revenues. The high percentage of direct costs as related to revenues in both periods is attributable to several factors which are discussed above and should begin to improve in the next year as the transition from Germany to the U.S. for both our 40mm and 49mm product lines is now complete. Cost of revenues – indirect costs, which consist of indirect labor, quality control costs, factory maintenance, product development and depreciation, were $2,234,049 for the year ended June 30, 2008 as compared to $820,474 for the year ended June 30, 2007. The increase was due primarily to increased depreciation of approximately $823,000 due to the purchase of more manufacturing equipment, for additional costs for runoff testing of parts of approximately $146,000 needed to validate the new U.S. equipment and the new 20mm equipment in Germany, and for additional labor for testing and development in 2008 as compared to 2007. Also included in indirect costs for the year ended June 30, 2008 is a charge of approximately $407,000 for writedown of inventory and defective parts in Germany related to the 40mm and 49mm product lines. As the majority of these operations are now U.S. based, these parts were no longer customer validated or considered compatible with U.S. resins or the manufacturing process. Gross margin was a deficit of $(1,266,088) for the year ended June 30, 2008 as compared to a deficit of $(1,016,685) for the year ended June 30, 2007, representing gross margins of approximately (31) % and (73) % of revenues, as a result of revenues insufficient to cover indirect operating costs. We believe that indirect costs, which are primarily related to depreciation and the testing and development of new automated equipment, will decrease both in amount and as a percent of revenues as the equipment is placed in service and revenues increase to cover these costs. We also believe direct costs should decrease on a percentage of revenue basis as discussed above as our new U.S. facility became fully operational in February 2008 and our new 20mm facility in Germany will become operational in fourth quarter 2008 and both our capacity and production capabilities will increase and we will become more cost efficient.

OPERATING EXPENSES. General and administrative expenses totaled $3,242,240 for the year ended June 30, 2008, as compared to $3,153,936 for the year ended June 30, 2007, an increase of approximately 3%. This increase of approximately $88,000 is primarily attributable to an increase in the royalties due the licensor under contract of $100,000. The balance of the change was comprised of increases in various costs due to the growth of our operations and a decrease in professional fees as we had higher legal and audit costs in the prior year due to the anticipated merger which occurred in August 2006.

NET LOSS. We had a net loss of $5,192,313 for the year ended June 30, 2008 as compared to $7,942,346 for the year ended June 30, 2007, a decrease of approximately $2,750,000. The decrease in net loss is attributable to the increases in revenue and decrease in direct cost of revenues as a percentage of revenues as described above. This improvement to the gross margin was offset by increased indirect costs resulting in an actual decrease in gross margin in the current fiscal year by approximately $250,000. In addition, we recognized derivative income of approximately $2,351,000 for the year ended June 30, 2008 as compared to a derivative loss of approximately ($992,000) for the year ended June 30, 2007 as a result of the decline of the market price of our shares in the current year as compared to the prior year. We believe that revenues should increase in the coming fiscal year as we introduce our new product line and are able to grow our customer base, and direct costs should decrease as production becomes more automated and diversified in both the U.S. and in Germany, allowing operating expenses to decline on a per piece basis and indirect costs to be covered.

Liquidity and Capital Resources

The following table sets forth our working capital deficit as of June 30, 2008:

At June 30,
2008

Current assets	$1,091,497
Current liabilities	10,547,637

Working capital deficit	$(9,456,140)

At June 30, 2008, we had incurred cumulative losses of approximately $20.0 million since inception and $5.2 million for the year ended June 30, 2008. We have a working capital deficit of approximately $9.5 million and a stockholders’ deficit of approximately $11.3 million as of June 30, 2008.

During the year ended June 30, 2008, we did not utilize cash for operating activities resulting in an increase in our accounts payable and accrued expenses of approximately $1.9 million due to the revenues not yet great enough to cover general and administrative expenses and indirect costs. We utilized net cash of approximately $3.9 million from investing and financing activities primarily to purchase molds and equipment. Our cash balance increased by approximately $80,000 for the year ended June 30, 2008.

At June 30, 2008, current liabilities include accounts payable and accrued expenses of approximately $4.7 million of which approximately $1.9 million is for the purchase and development of new equipment due to two vendors in Germany. In October 2008, we reached an agreement with one of these vendors for the $1.1 million due that vendor to amortize these costs over production on a per piece basis, which is scheduled to start in late fourth quarter 2008, with any remaining unamortized balance due in monthly installments commencing July 2009 through December 2009. In October, 2008, we reached an agreement with the other vendor for the $0.8 million due that vendor whereby we would pay approximately $275,000 in October 2008 and the remaining balance at a rate of approximately $75,000 per month until paid. The $275,000 was paid in October 2008 with the proceeds from a financing as described below. Approximately $1.1 million included in accounts payable is due to a vendor in the United States for; (a) the amortization of purchased equipment under a capital lease obligation of approximately $0.6 million and; (b) start up costs and additional equipment at a new U.S. based facility of approximately $0.5 million. In October 2008, we paid approximately $0.5 million of the balance due the vendor for the amortization from the proceeds of a financing as described below and are in discussions with the vendor for deferred payment of the balance. Current capital lease obligations of approximately $3.7 million are to be repaid through amortization of production based on the number of units produced with any balance due 18 months from the start of production which commenced in November 2007. We anticipate revenues from production may cover this obligation and that alternatively this obligation may be extended as to the term and amount of amortization per unit produced. In addition, approximately $1.2 million of current liabilities relates to bridge loans which will be repaid out of the proceeds from any new additional financings as described below.

On August 30, 2007, we entered into a Securities Purchase Agreement whereby we could sell 8% promissory notes in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of notes. The notes were due upon the earlier of (a) six months following the final closing date of November 27, 2007, (b) the date on which we received no less than $4.0 million in gross proceeds from the closing of a private offering of its equity securities or (c) on the date we closed on a rights offering. We received net proceeds of $2.4 million in regards to the notes of which $2.2 million was received from a related party. On January 28, 2008, we repaid an aggregate of $1.3 million of these notes with the proceeds from a private offering inclusive of interest and discount of which $1.2 million was repaid to a related party. On May 31, 2008, the holders of the notes agreed to extend the maturity date to the earlier of (a) March 31, 2009 or (b) the date on which we receives gross proceeds in excess of $7.0 million from any debt or equity financing.

On January 28, 2008 we received $2.8 million for the purchase of 1,750,000 units of our securities consisting of 1,750,000 shares of common stock and stock purchase warrants (20% warrant coverage) in connection with a private placement offering. The proceeds of the private placement were used primarily for working capital purposes including (i) repayment of outstanding current indebtedness including approximately $1.3 million in bridge financing incurred with the Securities Purchase Agreement inclusive of accrued interest and discount, (ii) payment of other outstanding obligations, and (iii) funding anticipated working capital requirements including product development and the acquisition of tooling and molds. The private placement was extended through a final closing date of May 31, 2008 for a maximum aggregate placement of $5.5 million. We received a letter from Fursa Master Global Event Driven Fund, L.P. (“Fursa”), the purchaser of 1,250,000 units in the private placement, committing Fursa Master Global Event Driven Fund, L.P. to subscribe and pay $2.0 million for an additional 1,250,000 units by May 31, 2008. Fursa did not deliver the $2.0 million by May 31, 2008. We are presently in discussions with Fursa regarding this obligation and are also seeking to obtain additional debt or equity financing from alternative sources.

On October 20, 2008, our subsidiary, Innopump entered into an unsecured loan agreement with Sea Change Group, LLC (“SCG”). SCG is the sublicensor of the patented technology used in the manufacture of the our proprietary products. The loan is for a principal amount of $3,445,750, matures on June 29, 2009 and bears interest at the rate of one and eighty three hundredths percent (1.83%) per month. The net proceeds from the loan, after fees and the required establishment of a cash collateral account, aggregated approximately $2.2 million. The proceeds of the loan are to be used primarily for working capital purposes including (i) payment of current accounts payable and other outstanding obligations, and (ii) funding anticipated working capital requirements including product development and the acquisition of tooling and molds.

We recognize that we must generate additional revenue and gross profits to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base and product lines. In regard to these objectives, we will commence production in connection with a supply agreement with Avon, a customer in the consumer products industry, as related to the manufacture of our new size (20mm) dispenser in fiscal 2009. We have an initial order from Avon for 2.5 million units subject to increase to 4.0 million units upon us delivering product in the timeframe specified by Avon. In addition, we are involved in development projects with new customers with the potential to manufacture more than twenty (20) million units for the combined 2009 and 2010 seasons; the solidification of high potential customer interest equivalent to an additional twenty (20) million units for the same period deliverable upon demonstration of ability to manufacture; the realization that the above production is coming from a limited amount of potential customers whose demand is so great it may limit our opportunity to create capacity for other interested customers, and the resultant focus by us to identify production partners who will fund manufacturing equipment in consideration for customer commitment. In addition, we have relocated our operations for the production of our two current product lines (the 40mm and 49mm size dispensers) from Germany to the United States. The manufacturing facility in the United States commenced operations in November 2007 and became fully operational in February 2008. This new facility will increase both production capacity and gross profit margins on these product lines. We have currently manufactured and shipped approximately 5.1 million dispensers to date and have firm orders on hand from several customers for production of approximately 1.0 million of our 40 millimeter and 49 millimeter dual chambered dispensing pumps. We believe we will have recurring orders with these customers as well as new orders in the coming fiscal year from several customers we are working with on new products. Management believes that the capital received to date from previous financings may not be sufficient to meet financial obligations in regard to the capital equipment commitments required to expand its product line and increase production capacity and to fund operations and repay debt during the next twelve months. Additional debt or equity financing may be required which may include receivables or purchase order financing, the issuance of new debt or equity instruments, additional amortization of a portion of construction costs through our production partners and possible restructuring of current amortization agreements.

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

The following is a table summarizing our significant commitments as of June 30, 2008, consisting of equipment commitments, debt repayments, royalty payments and future minimum lease payments with initial or remaining terms in excess of one year for the next fiscal 5 years.

Contractual Obligations (in millions):	Total	FYE 2009	FYE 2010-2011	FYE 2012-2013	FYE 2014 and Thereafter

Convertible Debt and interest	$10.6	$0.8	$9.8	$-	$-
Notes and interest - related parties	2.7	1.1	1.6
Other notes and interest	0.2	0.2
Royalties including arrears	15.8	0.5	2.0	1.4	11.9
Equipment obligations and leases	2.5	2.5	-
Tooling Amortization	3.8	3.8	-
Operating lease	0.1	0.1	-

	$35.7	$9.0	$13.4	$1.4	$11.9

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

There can be no assurance that we will be successful in building our customer base and product line or that available capital will be sufficient to fund current operations and to meet financial obligations as related to capital expenditures and debt repayment until such time that revenues increase to generate sufficient profit margins to cover operating costs and amortization of capital equipment. If we are unsuccessful in building our customer base or are unable to obtain additional financing, if needed, on terms favorable to us, there could be a material adverse effect on our financial position, results of operations and cash flows. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 7.  FINANCIAL STATEMENTS

The financial statements are included beginning on page F-1

CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Balance Sheet as of June 30, 2008	F-2

Statements of Operations for the Years ended June 30, 2008 and June 30, 2007	F-3

Statements of Stockholders' Deficit for the Years ended June 30, 2008 and June 30, 2007	F-4

Statements of Cash Flows for the Years ended June 30, 2008 and June 30, 2007	F5-F6

Notes to Consolidated Financial Statements	F7-F32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Versadial, Inc.

We have audited the accompanying consolidated balance sheet of Versadial, Inc. (the “Company”) as of June 30, 2008 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period ended June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Versadial, Inc. as of June 30, 2008, and the results of its operations and cash flows for the each of the years in the two-year period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's ability to continue in the normal course of business is dependent upon the success of future operations. The Company has incurred cumulative losses of approximately $20.0 million since inception and utilized cash of approximately $3.0 million for operating activities during the two years ended June 30, 2008. The Company has a working capital deficit of approximately $9.5 million and a stockholders’ deficit of approximately $11.3 million as of June 30, 2008. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
November 13, 2008

Item 7. Financial Statements

VERSADIAL, INC.
CONSOLIDATED BALANCE SHEET

June 30,
2008

ASSETS

Current assets
Cash	$216,705
Due from affiliates	23,964
Accounts receivable	550,554
Sublease and other receivable	19,500
Inventories	261,349
Prepaid expenses and other current assets	19,425
Total current assets	1,091,497
Property and equipment, net	5,692,425

Other assets
Development of production equipment in progress	5,599,615
Deferred financing costs	196,000
Security deposit	34,155
Total other assets	5,829,770
$12,613,692

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Secured accounts receivable financing and interest, related party	$108,705
Notes and interest payable	233,439
Notes and interest payable, related party	1,162,434
Interest payable on convertible note	116,665
Accounts payable and accrued expenses	4,679,186
Capital lease obligations	3,772,599
Due to related parties	275,775
Deferred revenue	153,264
Customer deposits	45,570
Total current liabilities	10,547,637

Long-term liabilities
Convertible note and interest payable, net of debt discount of $154,605	9,017,266
Notes and interest payable, related parties	1,595,381
Due to licensor	809,027
Customer advance	1,700,000
Derivative financial instruments	235,203
Sublease security deposit, affiliate	6,830
Total long-term liabilities	13,363,707

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value, 2 million shares authorized, zero issued and outstanding
Common stock, $.0001 par value, 35 million shares authorized, 18,309,194 issued and outstanding	1,831
Additional paid-in-capital	8,722,502
Accumulated deficit	(20,021,985)
Total stockholders' deficit	(11,297,652)
$12,613,692

See accompanying notes to consolidated financial statements

VERSADIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended June 30,	2008	2007

Net revenues	$4,051,714	$1,396,251

Cost of revenues
Direct costs	3,083,753	1,592,462
Indirect costs	2,234,049	820,474
	5,317,802	2,412,936
Gross margin	(1,266,088)	(1,016,685)

Operating expenses
General and administrative	3,242,240	3,153,936

Loss from operations	(4,508,328)	(4,170,621)

Other income (expenses)
Sublease income, affiliates	47,660	12,315
Interest expense	(1,615,724)	(1,391,166)
Interest expense, related parties	(181,582)	(101,655)
Amortization of debt discount	(622,852)	(778,137)
Amortization of financing costs	(407,420)	(485,706)
Gain (loss) on derivative financial instruments	2,351,077	(991,916)
Loss on foreign currency exchange	(255,144)	(35,460)
	(683,985)	(3,771,725)
Net loss	$(5,192,313)	$(7,942,346)

Weighted average common shares outstanding
Basic and Diluted	16,316,943	13,138,355

Loss per common share
Basic and Diluted	$(0.32)	$(0.60)

See accompanying notes to consolidated financial statements

VERSADIAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended June 30, 2008 and 2007

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balances, July 1, 2006*	10,662,177	$1,066	$(1,041)	$(6,887,326)	$(6,887,301)

Reverse acquisition on August 9, 2006: Capitalization of equity of acquiree (including merger costs)	914,227	91	(548,163)		(548,072)
					-
Conversion of convertible debt to common stock	1,247,912	125	1,199,875		1,200,000

Expiration of put option on common stock subject to redemption (including $62,403 in accrued interest through conversion date)	715,154	72	887,331		887,403

Capital distributions to members of SCG			(49,121)		(49,121)

Net loss				(7,942,346)	(7,942,346)
Balances, June 30, 2007	13,539,470	$1,354	$1,488,881	$(14,829,672)	$(13,339,437)

Conversion of interest due on convertible debt to common stock	637,349	64	796,623		796,687

Conversion of convertible debt to common stock	2,382,375	238	3,999,761		3,999,999

Common stock issued in connection with private placement, net of costs	1,750,000	175	2,512,340		2,512,515

Reclassification of warrants issued in connection with private placement to derivative liability			(71,894)		(71,894)

Warrants issued in connection with debt extensions			5,305		5,305

Capital distributions to members of SCG			(8,514)		(8,514)

Net loss				(5,192,313)	(5,192,313)
Balances, June 30, 2008	18,309,194	$1,831	$8,722,502	$(20,021,985)	$(11,297,652)

* Conversion shares have been retroactivly restated to reflect the number of shares received in the business combination

See accompanying notes to consolidated financial statements

VERSADIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended June 30,	2008	2007

Cash flows from operating activities
Net loss	$(5,192,313)	$(7,942,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,269,803	447,216
Amortization of debt discount	622,852	778,137
Amortization of financing costs	407,420	485,706
Write-down of inventory	407,538	-
(Gain) loss on derivative financial instruments	(2,351,077)	991,916
Compensation expense for revaluation of warrants	47,181	-
Changes in operating assets and liabilities:
Due from affiliates	5,575	21,969
Accounts receivable	(325,570)	(116,605)
Sublease and other receivable	(19,500)	-
Inventories	(121,555)	(433,437)
Prepaid expenses and other current assets	44,863	(13,852)
Accounts payable and accrued expenses	3,048,648	1,120,732
Due to related parties	79,826	36,767
Deferred revenue	153,264	-
Customer deposits	26,659	(10,618)
Due to licensor	376,907	152,046
Interest payable	1,515,002	1,494,953

Net cash used in operating activities	(4,477)	(2,987,416)

Cash flows from investing activities
Purchase of equipment	(628,881)	(1,425,489)
Payment of development of production equipment in progress	(3,179,101)	(2,212,213)
Payments of merger costs	-	(142,919)
Payments of registration costs	(35,086)	(25,015)
Net cash acquired from merger	-	95
Net cash used in investing activities	(3,843,068)	(3,805,541)

Cash flows from financing activities
Proceeds from issuance of convertible notes	-	1,706,846
Proceeds from secured accounts receivable financing, related party	128,132	-
Proceeds from issuance of notes, related parties	2,225,000	-
Proceeds from issuance of notes	1,200,000	3,000,000
Proceeds from customer advance	-	1,700,000
Payment on secured accounts receivable financing, related party	(21,531)
Payment on notes payable, related parties	(1,185,567)	(30,000)
Payment on note payable	(106,186)
Payments of financing costs	(45,000)	(317,702)
Proceeds from private placement	2,800,000	-
Payments of private placement costs	(227,385)	-
Distributions to investors	(8,514)	(49,122)
Payments on capital leases	(829,060)	-
Net cash provided by financing activities	3,929,889	6,010,022

Net increase (decrease) in cash	82,344	(782,935)

Cash, beginning of year	134,361	917,296

Cash, end of year	$216,705	$134,361

See accompanying notes to consolidated financial statements

VERSADIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the year ended June 30,	2008	2007

Supplemental disclosure of cash flow information,
cash paid during the period for interest	$238,140	$549,308

Supplemental disclosure of non-cash investing and financing, activities:

Convertible debentures converted to common stock	$4,000,000	$1,200,000

Interest paid in common stock	$796,687	$-

Interest converted to principal on convertible debenture	$576,680	$-

Debt discount related to convertible note and secured line of credit	$-	$1,475,289

Purchase of equipment financed by capital lease obligation	$4,350,201	$251,458

Reclassification of deposit on production equipment to equipment	$147,493	$-

Shares formerly subject to redemption converted to common stock	$-	$887,403

Reclassification of deferred financing cost payable to equity	$-	$42,588

Issuance of Mellon convertible notes	$-	$7,500,000
Payments made directly to debtholders		(4,517,154)
Merger and financing costs		(1,026,000)
Payment made directly to licensor		(250,000)

Net proceeds received	$-	$1,706,846

See accompanying notes to consolidated financial statements

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and nature of operations

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

2.	Going concern and Management’s Response

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At June 30, 2008, the Company has incurred cumulative losses of approximately $20.0 million since inception and utilized cash of approximately $3.0 million for operating activities during the two years ended June 30, 2008. The Company has a working capital deficit of approximately $9.5 million and a stockholders’ deficit of approximately $11.3 million as of June 30, 2008.

At June 30, 2008, current liabilities include accounts payable and accrued expenses of approximately $4.7 million of which approximately $1.9 million is for the purchase and development of new equipment due to two vendors in Germany. In October 2008, the Company reached an agreement with one of these vendors for the $1.1 million due that vendor to amortize these costs over production on a per piece basis, which is scheduled to start in late fourth quarter 2008, with any remaining unamortized balance due in monthly installments commencing July 2009 through December 2009. In October 2008, the Company reached an agreement with the other vendor for the $0.8 million due that vendor whereby the Company would pay approximately $275,000 in October 2008 and the remaining balance at a rate of approximately $75,000 per month until paid. The $275,000 was paid in October 2008 with the proceeds from a financing as described below. Approximately $1.1 million included in accounts payable is due to a vendor in the United States for; (a) the amortization of purchased equipment under a capital lease obligation of approximately $0.6 million and; (b) start up costs and additional equipment at a new U.S. based facility of approximately $0.5 million. In October 2008, the Company paid approximately $0.5 million of the balance due the vendor for the amortization from the proceeds of a financing as described below and is in discussions with the vendor for deferred payment of the balance. Current capital lease obligations of approximately $3.7 million are to be repaid through amortization of production based on the number of units produced with any balance due 18 months from the start of production which commenced in November 2007. The Company anticipates revenues from production may cover this obligation and that alternatively this obligation may be extended as to the term and amount of amortization per unit produced. In addition, approximately $1.2 million of current liabilities relates to bridge loans which will be repaid out of the proceeds from any new additional financings as described below. (See notes 6, 12, 20 and 23).

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 30, 2007, the Company entered into a Securities Purchase Agreement whereby it could sell 8% promissory notes in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of notes. The notes were due upon the earlier of (a) six months following final closing date of November 27, 2007, (b) the date on which the Company received no less than $4.0 million in gross proceeds from the closing of a private offering of its equity securities or (c) on the date the Company closed on a rights offering. The Company received net proceeds of $2.4 million in regards to the notes of which $2.2 million was received from a related party. On January 28, 2008, the Company repaid an aggregate of $1.3 million of these notes with the proceeds from a private offering inclusive of interest and discount of which $1.2 million was repaid to a related party (see Notes 9 and 11). On May 31, 2008, the holders of the notes agreed to extend the maturity date to the earlier of (a) March 31, 2009 or (b) the date on which the Company receives gross proceeds in excess of $7.0 million from any debt or equity financing.

On January 28, 2008, the Company received $2.8 million for the purchase of 1,750,000 units of its securities consisting of 1,750,000 shares of common stock and stock purchase warrants (20% warrant coverage) in connection with a private placement offering. The proceeds of the private placement were used primarily for working capital purposes including (i) repayment of outstanding current indebtedness of the Company including approximately $1.3 million in bridge financing incurred with the Securities Purchase Agreement inclusive of accrued interest and discount, (ii) payment of other outstanding obligations, and (iii) funding anticipated working capital requirements including product development and the acquisition of tooling and molds. The private placement was extended through a final closing date of May 31, 2008 for a maximum aggregate placement of $5.5 million. The Company had received a letter from Fursa Master Global Event Driven Fund, L.P. (“Fursa”), the purchaser of 1,250,000 units in the private placement, committing Fursa Master Global Event Driven Fund, L.P. to subscribe and pay $2.0 million for an additional 1,250,000 units by May 31, 2008 (see Note 11). Fursa did not deliver the $2.0 million by May 31, 2008. The Company is presently in discussions with Fursa regarding this obligation and is also seeking to obtain additional debt or equity financing from alternative sources.

On October 20, 2008, Innopump entered into an unsecured loan agreement with Sea Change Group, LLC (“SCG”). SCG is the sublicensor of the patented technology used in the manufacture of the Company’s proprietary products. The loan is for a principal amount of $3,445,750, matures on June 29, 2009 and bears interest at the rate of one and eighty three hundredths percent (1.83%) per month. The net proceeds from the loan, after fees and the required establishment of a cash collateral account, aggregated approximately $2.2 million. The proceeds of the loan are to be used primarily for working capital purposes including (i) payment of current accounts payable and other outstanding obligations, and (ii) funding anticipated working capital requirements including product development and the acquisition of tooling and molds (see Notes 14 and 23).

Management recognizes that the Company must generate additional revenue and gross profits to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base and product lines. In regard to these objectives, the Company will commence production in connection with a supply agreement with a customer in the consumer products industry as related to the manufacture of a new size (20mm) dispenser in fiscal 2009 (see Note 20). In addition, the Company has relocated its operations for the production of its two current product lines (the 40mm and 49mm size dispensers) from Germany to the United States. The manufacturing facility in the United States commenced operations in November 2007 and became fully operational in February 2008. This new facility will increase both production capacity and gross profit margins on these product lines (see Note 20). Management believes that the capital received to date from previous financings may not be sufficient to meet financial obligations in regard to the capital equipment commitments required to expand its product line and increase production capacity and to fund operations and repay debt during the next twelve months. Additional debt or equity financing may be required which may include receivables or purchase order financing, the issuance of new debt or equity instruments, additional amortization of a portion of construction costs through the Company’s production partners and possible restructuring of current amortization agreements.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There can be no assurance that the Company will be successful in building its customer base and product line or that available capital will be sufficient to fund current operations and to meet financial obligations as it relates to capital expenditures and debt repayment until such time that the revenues increase to generate sufficient profit margins to cover operating costs and amortization of capital equipment. If the Company is unsuccessful in building its customer base or is unable to obtain additional financing on terms favorable to the Company, there could be a material adverse effect on the financial position, results of operations and cash flows of the Company. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Summary of significant accounting policies

Basis of Presentation

The Company’s fiscal year ends on June 30, and therefore references to fiscal 2008 and 2007 refer to the fiscal years ended June 30, 2008 and June 30, 2007, respectively.

The accompanying consolidated financial statements of the Company reflect the historical results of the predecessor entity, Innopump, prior to August 9, 2006 and the consolidated results of operations of Versadial subsequent to the acquisition date of August 9, 2006.

The common stock and per share information in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse merger on August 9, 2006 and to give effect to the one for forty-five reverse stock split that became effective on March 2, 2007 (see Note 17).

Principles of Consolidation

On May 25, 2005, Innopump acquired all of the assets and assumed certain liabilities of SCG, a privately-held New York Limited Liability Company formed in 1999. This transaction between Innopump and SCG, which were entities under common control, was accounted for in a manner similar to a pooling of interests whereby the assets and liabilities of SCG were transferred to Innopump at historical amounts. Prior to the merger with Registrant, the financial statements of Innopump were prepared as if the transaction had occurred at the beginning of the period presented, and present the financial data of previously separate entities.

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

The Company is the primary beneficiary of SCG under FIN 46r. SCG, as a result of the business acquisition, is no longer an operating entity and is dependent on the Company for all of its income consisting of future royalties and license fees. The Company consolidated the results of SCG’s operations for the year ended June 30, 2008, consisting of approximately $7,000 in net income derived from an aggregate of $122,000 in royalty fees from the Company, net of interest and other operating expenses. The Company consolidated the results of SCG’s operations for the year ended June 30, 2007, consisting of approximately $18,000 in net income derived from an aggregate of $191,000 in license and royalty fees from the Company, net of interest and other operating expenses. SCG’s assets at June 30, 2008 approximated $200,000 consisting mainly of cash, sublease income receivable, royalties receivable from the Company and a security deposit on a lease. SCG’s liabilities at June 30, 2008 approximated $1,602,000 consisting primarily of loans due to members which were not assumed by the Company as part of the business acquisition described above. These assets and liabilities are included in the consolidated financial statements.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the Company and SCG. All intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Accounts are written off as uncollectible at the discretion of management. There was no allowance for doubtful accounts at June 30, 2008.

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

Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), net loss per common share amounts (“basic EPS”) are computed by dividing net loss by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) are generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, because their effect is antidilutive, the Company has excluded stock warrants and the potential conversion of convertible securities aggregating 11,264,624 and 10,152,249 from the computation of diluted EPS for the years ended June 30, 2008 and June 30, 2007, respectively.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107, "Disclosures About Fair Value of Financial Instruments,” approximate the carrying amounts presented in the accompanying balance sheet.

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

Impairment of Long-Lived Assets

Certain long-lived assets of the Company are reviewed at least annually to determine whether there are indications that their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. In the fourth quarter of 2008, we tested for impairment of our long lived assets as part of our annual long-lived asset impairment review. There were no impairment charges for the year ended June 30, 2008. There can be no assurance that there will not be impairment charges in subsequent periods as a result of our future periodic impairment reviews. To the extent that future impairment charges occur, they will likely have a material impact on our financial results.

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

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning July 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements. In February 2008, FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its results of operations or financial position. On October 10, 2008, the FASB issued FSP FAS No. 157-3, “Fair Value Measurements” (FSP FAS 157-3), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-3 will have on its results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FAS 141R on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2009.

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

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

4.	Inventories

Inventories consist of the following at June 30, 2008:

Raw materials	$116,368
Work-in-process	3,303
Finished goods	141,678
$261,349

During the fiscal year ended June 30, 2008, the Company took an inventory write-down of approximately $408,000 which is included in indirect costs of operations. Approximately $86,000 of the write-down was attributable to defective products returned due to quality issues and approximately $322,000 was attributable to parts and finished goods inventory write-downs that were for inventories deemed to be unusable for future production mainly due to the Company’s transition of a portion of its operations from Germany to the United States of America in the current fiscal year (see Notes 12 and 20).

5.	Property and equipment

Property and equipment consist of the following at June 30, 2008:
Machinery and equipment	$3,056,518
Molds	4,903,676
Computer equipment	11,356
7,971,550
Less accumulated depreciation and amortization	2,279,125
$5,692,425

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization amounted to approximately $1,270,000 and $447,000 for the years ended June 30, 2008 and 2007, respectively.

At June 30, 2008, property and equipment with a cost basis of approximately $5,059,000 and accumulated depreciation of approximately $765,000 is recorded under a capital lease.

6.	Development of production equipment in progress

Development of production equipment in progress consist of the following at June 30, 2008:

	Amount at June 30, 2008	Total estimated cost

New assembly equipment	$141,409	$425,000
Assembly equipment new size dispenser	1,240,924	1,240,924	(a)
Production molds for new size dispenser	4,217,282	5,350,000	(b)
	$5,599,615	$7,015,924

(a)
Equipment was received in December 2007 and a net obligation of approximately $.8 million is included in current liabilities. In October 2008, the Company reached an agreement with the supplier of the equipment for the $0.8 million due whereby the Company would pay approximately $275,000 in October 2008 and the remaining balance at a rate of approximately $75,000 per month including 7% interest on the past due amount until paid. The $275,000 was paid in October 2008 with the proceeds from a financing (see Notes 20 and 23).

(b)
Upon completion of construction of molds, approximately $520,000 of this balance will be financed through a capital lease to be paid monthly through March 2009. On October 2, 2008, the Company agreed to pay the contractor an aggregate of $1.7 million for additional equipment to be purchased and for development costs related to the molds. At June 30, 2008, the Company has an outstanding obligation to the contractor for $1.1 million included in current liabilities which represents the portion of development costs incurred prior to June 30, 2008. The remaining $.6 million is attributable to equipment and development costs incurred subsequent to June 30, 2008. These costs in the aggregate of $1.7 million will be deferred and amortized over production on a per piece basis with any unamortized balance due in monthly installments commencing July 2009 through December 2009 (see Notes 15, 20 and 23).

7. Secured Accounts Receivable and Purchase Order Financing, Related Party

Beginning in May 2008, the Company began raising short-term financing through financing its accounts receivable. Under this program, specific accounts receivable are sold at a discount and the Company retains the right to repurchase the accounts, subject to a 1.5% per month financing charge. The Company records this as a financing transaction in which the receivables sold are carried on the consolidated balance sheet and the amount to be repaid is reflected as a short-term debt. At June 30, 2008, this liability of approximately $109,000 inclusive of interest was payable to an entity owned by Richard Harriton, a related party, who serves as a Director and is a major shareholder of the Company. All accounts receivable sold at June 30, 2008, were subsequently repurchased by the Company (see Note 23). Accrued interest approximated $2,000 at June 30, 2008.

8.  Notes and interest payable

Notes and interest payable consist of the following as of June 30, 2008:

Individual lender under Securities Purchase Agreement	(a)	$106,466
Individual lender	(b)	126,973
		$233,439

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a)
On August 30, 2007, with the consent of the holder of the Company’s $7.5 million senior convertible debt, Fursa (referred to herein as the “Investor”), the Company entered into a Securities Purchase Agreement whereby it could sell 8% promissory notes (“Notes”) in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of Notes. The Notes and interest were due upon the earlier of (a) six months following the final closing date on November 27, 2007 of the Notes, (b) the date on which the Company received no less than $4.0 million in gross cash proceeds from the closing of a private offering of its equity securities or (c) on the date the Company closed on a rights offering. The Company has received $2.4 million in net proceeds of which $2.2 million was received from Richard Harriton, a related party, who serves as a Director and is a major shareholder of the Company and $200,000 from an individual lender. Debt discount of approximately $74,000 was charged to operations in the current fiscal year with a corresponding increase to the debt. Interest expenses approximated $95,000 for the year ended June 30, 2008, of which approximately $86,000 related to the related party notes.

On January 28, 2008, the Company repaid an aggregate of $1.3 million of these notes with the proceeds from the Company’s private offering inclusive of interest and discount of which $1.2 million was repaid to Richard Harriton and approximately $109,000 was paid to the individual lender. (see Notes 9 and 11).

On May 31, 2008, the holders of the notes agreed to extend the maturity date of the remaining notes to the earlier of (a) March 31, 2009 or (b) the date on which the Company receives gross proceeds in excess of $7.0 million from any debt or equity financing. On May 31, 2008, the date of the extension of the maturity date, the holders were granted warrants to purchase 80,000 shares of the Company’s common stock exercisable for five years from the date of issuance at an initial exercise price equal to $2.282 per share. These warrants were valued at the grant date at approximately $4,000. The fair value was calculated using the Black-Scholes model with an expected volatility of 49% and a risk free interest rate of 3.00%. The value of the additional warrants were treated as debt discount expense.

b)
On October 11, 2005, the Company agreed to convert $104,284 in legal fees to debt and issued a secured promissory note. The note bears interest at 8% and is collateralized by the assets of the Company. On May 4, 2007, the date of the amended extension of the maturity date to December 31, 2007, the lender was granted warrants to purchase 55,000 shares of the Company’s common stock exercisable for five years from the date of issuance at an initial exercise price equal to $2.475 per share. These warrants were valued at the grant date at approximately $18,000. The fair value was calculated using the Black-Scholes model with an expected volatility of 44% and a risk free interest rate of 4.51%. The value of the additional warrants were treated as debt discount expense in the fiscal year ended June 30, 2007. The note was subsequently extended to a maturity date of May 31, 2008. On May 31, 2008, the lender agreed to extend the maturity date to the earlier of (a) March 31, 2009 or (b) the date on which the Company receives gross proceeds in excess of $7.0 million from any debt or equity financing. On May 31, 2008, the date of the extension of the maturity date, the lender was granted warrants to purchase 25,000 shares of the Company’s common stock exercisable for five years from the date of issuance at an initial exercise price equal to $2.282 per share. These warrants were valued at the grant date at approximately $1,000. The fair value was calculated using the Black-Scholes model with an expected volatility of 49% and a risk free interest rate of 3.00%. The value of the additional warrants were treated as debt discount expense.

Accrued interest related to the above notes included in notes and interest payable approximated $23,000 at June 30, 2008. Interest expense approximated $8,000 for each of the years ended June 30, 2008 and 2007, respectively.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Notes and interest payable, related parties

Notes and interest payable, related parties consist of the following as of June 30, 2008:

Current:
June 30,
2008

Securities Purchase Agreement, related party	(a)	$1,162,434

$1,162,434

Long-term:
		June 30,
		2008

Related party	(b)	$1,490,206
Related party	(c)	105,175

		$1,595,381

a)	See Note 8a above for disclosure in regard to the related party note due under the terms of the Securities Purchase Agreement.

b)
SCG has a $1,098,536, 8% per annum note with Richard Harriton, a related party, which matured on June 30, 2008. On July 1, 2008, the lender agreed to extend the maturity date to December 31, 2009. On July 1, 2008, the lender was assigned 164,500 warrants, from SCG, to purchase the Company’s common stock exercisable for five years from the date of issuance at an initial exercise price equal to $2.282 per share (see Notes 14 and 23).

c)
SCG has a $100,000, 8% per annum note with an outstanding balance of $70,000 at June 30, 2008, with Matthew Harriton, a related party, which matured on June 30, 2008. On July 1, 2008, the lender agreed to extend the maturity date to December 31, 2009. On July 1, 2008, the lender was assigned 10,500 warrants, from SCG, to purchase the Company’s common stock exercisable for five years from the date of issuance at an initial exercise price equal to $2.282 per share (see Notes 14 and 23).

Accrued interest included in notes and interest payable to related parties, long-term approximated $426,000 at June 30, 2008. Interest expense as related to related parties, long-term approximated $93,000, and $94,000 for the years ended June 30, 2008 and 2007, respectively.

10. Convertible note and interest

Convertible note and interest consist of the following as of June 30, 2008:

June 30,
2008

Fursa Master Global Event Driven Fund, LP	$9,133,931
Less: current liabilities	116,665

$9,017,266

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General Terms

On August 9, 2006, concurrent with the merger closing, Versadial sold 10% senior redeemable convertible debt (“Convertible Debt”) in the principal amount of $7.5 million to Mellon HBV Master U.S. Event Driven Fund, L.P. and Mellon HBV Master Global Event Driven Fund, L.P. Fund (now known as Fursa Master Global Event Driven Fund, LP, and referred to herein as the “Investor”) under the terms of a Securities Purchase Agreement in exchange for $7.5 million in cash. The Convertible Debt, as amended, matures November 9, 2009 (“Maturity Date”) and bears interest at 10% per annum. Interest is payable in cash or payable in kind (“PIK”) at the holders’ option, on the one year anniversary of the date of issuance with respect to the first year of accrued interest and quarterly in arrears thereafter. Any interest not paid when due will accrued and will be added to the principal in determining the number of shares of Common Stock issuable upon conversion of the Convertible Debt.

The holder does not have the option to prepay the Convertible Debt prior to the Maturity Date and must redeem 100% of the Convertible Debt, unless earlier converted, for an amount equal to 120% (approximately $9.7 million at June 30, 2008) of the outstanding principal plus accrued but unpaid interest, on the Maturity Date. The proceeds from the Convertible Debt were used for working capital, capital expenditures, mandatory debt repayment, and general corporate purposes. Interest expense for the year ended June 30, 2008 approximated $1,382,000 consisting of approximately $696,000 due in the current year which was not paid and has been added to the principal, approximately $117,000 which is due on August 9, 2008, and $569,000 due upon maturity calculated using the effective interest method for the 20% premium due at Maturity. Interest expense for the year ended June 30, 2007 approximated $1,204,000 consisting of approximately $677,000 which was due on August 9, 2007 and $527,000 due upon maturity calculated using the effective interest method for the 20% premium due at maturity. On August 9, 2007, the Investor consented to receive common stock in lieu of cash as payment for the interest due through that date (see Note 17).

The Convertible Debt is convertible into shares of the Company’s common stock at the fully diluted, post-reverse merger valuation at Closing of $16 million. The price per share is equal to $16 million divided by the number of outstanding shares (13,596,998) of the post reverse-merger on a fully-diluted basis (“Original Purchase Price”). This conversion price of approximately $1.17675 per share would result in the issuance of approximately 6.9 million shares upon conversion of the outstanding principal debt as of June 30, 2008 which approximated $8.1 million and is subject to weighted-average, anti-dilution protection on all subsequent financings by the Company.

The agreement also required the Company to meet certain requirements such as effecting a reverse stock split which was completed in March 2007.

Financing fees in connection with this debt approximated $840,000 which are being amortized over the term of the convertible debt. For the years ended June 30, 2008 and June 30, 2007, the amortization of financing costs approximated $336,000 and $308,000, respectively.

Warrants

In addition, the Investor received warrants aggregating 22% of the shares issuable on conversion to purchase 1,402,153 shares of common stock at an exercise price of approximately $1.17675 per share. The warrants have a five year term which were valued at the grant date at approximately $635,000 and were recorded as a debt discount. The fair value was calculated using the Black-Scholes model with an expected volatility of 40% and a risk free interest rate of 4.91%. The debt discount will be charged to operations over the life of the underlying debt with a corresponding increase to the Convertible Debt. For the years ended June 30, 2008 and June 30, 2007, approximately $254,000 and $226,000 was charged to operations, respectively.

On October 17, 2006, the Company issued additional warrants to purchase an aggregate of 318,672 shares of the Company’s common stock to the Investor at an exercise price of approximately $1.17675 per share. The warrants expire on August 9, 2011. These warrants were issued in exchange for the Investor deleting a provision in the original Securities Purchase Agreement whereby the Investor would be granted additional future warrants based on the Company not meeting certain earnings targets. The warrants were valued at the grant date at approximately $161,000 and included as debt discount expense in the year ended June 30, 2007. The fair value was calculated using the Black-Scholes model with an expected volatility of 42% and a risk free interest rate of 4.70%.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Investor was granted the right to receive potential further additional warrants to purchase an aggregate of 318,672 shares of the Company’s common stock at an exercise price of $1.17675 per share if the Company did not pass the testing requirements of a prospective customer by March 31, 2007. On March 31, 2007, these warrants were issued as the testing requirements were not met until May 2007. These warrants will expire on August 9, 2011. These warrants were valued at the grant date at approximately $166,000. The fair value was calculated using the Black-Scholes model with an expected volatility of 41% and a risk free interest rate of 4.50%. The value of the additional warrants was included as debt discount expense in the year ended June 30, 2007.

Registration Rights

The Company signed a Registration Rights Agreement with the Investor on August 9, 2006 whereby the Company is obligated to register the resale of its shares of common stock issuable upon the conversion of senior convertible debt and exercise of the related warrants and have the registration statement declared effective by the Securities and Exchange Commission. On August 6, 2007, the Investor agreed to waive the Liquidated Damages Warrants which were to be issued for the Company’s failure to have the Registration Statement declared effective by the original due date and failure to include all of the Investor’s securities in the Registration Statement. The Investor agreed to extend the effective date to October 1, 2007 and to allow the Company to file two subsequent separate Registration Statements upon demand by the Investor no earlier than six months after the initial effective date of the first filing. On September 28, 2007, the Investor agreed to extend the required date for the initial Registration statement to be declared effective again to a date to be established as long as the Company filed an amended SB-2A addressing the SEC comments and responded to the current comment letter by October 31, 2007. On October 24, 2007, the Company responded to the SEC comments and filed an amended SB-2A. On February 11, 2008, the Registration Statement was declared effective. The Company has incurred legal and other expenses in connection with the Registration Statement of approximately $60,000. These costs and the related fees were capitalized upon completion of the Registration Statement.

If the additional required registration statements are not declared effective within the time frame described, or if the registrations are suspended, the Company will be obligated to issue additional warrants (“Liquidated Damages Warrants”) to the Investor. Initially, the Company will be obligated to issue to the Investor 2% of the number of shares of common stock issuable to the Investor upon conversion of the Convertible Debt or approximately 138,000 shares. In addition, for each full thirty (30) day period after the date that the required registration statement has not been declared effective, the Company is obligated to issue to the Investor warrants exercisable for a number of shares of common stock equal to 2% percent of the number of shares of common stock issuable to the Investor. The Investor has not made a demand for a subsequent Registration Statement filing.

11.   Private Placement

Under the terms of a private placement agreement, the Company offered for sale a maximum of 3,437,500 units of its securities at $1.60 per unit with a minimum unit purchase of $80,000. Each unit consists of one share of common stock and 20% warrant coverage. The private placement was extended through a final closing date of May 31, 2008 for a maximum aggregate placement of $5.5 million.

On January 28, 2008, the Company received $2.8 million for the purchase of 1,750,000 units of its securities consisting of 1,750,000 shares of common stock and stock purchase warrants (20% warrant coverage or an aggregate of 350,000 warrants) in connection with the private placement offering. The proceeds of the private placement were used primarily for working capital purposes including (i) repayment of outstanding current indebtedness of the Company including approximately $1.3 million in bridge financing incurred with the Securities Purchase Agreement inclusive of accrued interest and discount, (ii) payment of other outstanding obligations, and (iii) funding working capital requirements including product development and the acquisition of tooling and molds.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had received a letter from the Investor, the purchaser of 1,250,000 units in the private placement, committing the Investor subscribe and pay $2.0 million for an additional 1,250,000 units by May 31, 2008. The Investor did not deliver the $2.0 million by May 31, 2008. The Company is presently in discussions with the Investor regarding this obligation.

A 5% commitment fee is due to the Investor, calculated on its total $4.0 million commitment, concurrently with the Company’s receipt of its remaining $2.0 million subscription commitment. The Company has accrued $100,000 fee payable to the Investor for its $2.0 million investment pending resolution of the remaining obligation of the Investor. A fee of 7% (aggregating $56,000) of the securities placed payable in cash, and (ii) a number of common stock purchase warrants (aggregating 25,000 warrants) equal to 5% of the number of units placed were paid to participating dealers in respect of the purchase of the Company’s securities by purchasers other than the Investor. The Company has incurred legal and other expenses in connection with the placement of approximately $71,000. These costs and the related fees were capitalized upon completion of the offering.

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

The Company signed a Registration Rights Agreement whereby the Company is obligated to register to the extent permitted by applicable rules and regulations the resale of its shares of common stock and underlying warrants issuable within ninety (90) days following the final closing of the offering which may be extended by the Company for an additional ninety (90) days if in confidential business discussions. The Company is currently in confidential business discussions with regard to prospective additional financing opportunities. The registration statement is to be declared effective by the Securities and Exchange Commission within one hundred eighty (180) days following the filing date.

12. Capital lease obligations

Capital lease obligations consists of the following as of June 30, 2008:

		June 30,
		2008
Capital lease obligation	a)	$84,016
Capital lease obligation	b)	3,688,583
		$3,772,599

a) On September 20, 2006, the Company entered into a 30-month manufacturing agreement with an outside contractor located in Germany (see Note 20). The agreement calls for the Company to make payments in the aggregate of approximately $780,000 for preproduction molds and $5.3 million for the required production molds. As of June 30, 2008, the preproduction molds were complete and placed in service. The production molds were not yet placed in service at June 30, 2008 and are included in deposits on equipment. The Company paid an aggregate of approximately $529,000 for the preproduction molds prior to their completion and financed the balance of approximately $251,000 under the terms of a capital lease obligation. At June 30, 2008, the balance on the capital lease is approximately $84,000. The total amount of the lease, including interest, is to be paid monthly in varying installments beginning in July 2007 through March 2009. Interest expense approximated $12,000 for the year ended June 30, 2008.

b) On April 24, 2007, the Company entered into a Supply Agreement and a related Tooling Amortization Agreement with an outside contractor located in the United States (see Note 20).

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended June 30, 2008, all of the molds and equipment in the aggregate of approximately $4.6 million were completed and utilized in production commencing in November 2007 and capitalized by the Company. Approximately $4.35 million of this cost is being amortized. For the year ended June 30, 2008, amortization of the molds and equipment approximated $662,000. The remaining balance is to be amortized over production with any remaining balance due 18 months from inception of production. Interest expense approximated $16,000 for the year ended June 30, 2008. The Company is currently in arrears at June 30, 2008 in the amount of approximately $619,000 in amortization which is included in current liabilities. In October, 2008, the Company paid $500,000 of the past due amortization from the proceeds of a financing (see Notes 2, 20 and 23). The Company is in discussions with the contractor to restructure the current amortization program as to duration of term and amount per piece to be amortized.

13.   Derivative financial instruments

Pursuant to Paragraph 14 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", certain warrants issued by the Company to the Investor meet the requirements of and are accounted for as a liability since the warrants contain registration rights where Liquidated Damages Warrants would be required to be issued to the holder in the event the Company failed to receive and maintain an effective registration (see Note 10).

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

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The derivative financial instruments had a value of $235,203 at June 30, 2008. The derivative gain (loss) for the year ended June 30, 2008 and the year ended June 30, 2007 approximated $2,351,000 and $(992,000), respectively.

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

To maintain its exclusive rights, the Licensee will also be obligated to pay a “Minimum Royalty” which is paid in monthly equal installments in advance. Aggregate future minimum royalty payments are as follows:

For the year ending June 30,	Minimum Royalty

2009	$525,000
2010	575,000
2011	625,000
2012	675,000
2013	725,000
2014 and thereafter	11,925,000

$15,050,000

In addition to the minimum royalty payment, the Licensee will also pay to the Licensor $12,500 per month as long as technical support is required by the Licensee. The payments for technical support may be terminated at any time by either party upon written notice delivered at least three months prior to termination.

Royalty and technical support expenses aggregated $600,000 and $500,000 for the years ended June 30, 2008 and 2007, respectively. All technical consulting payments were paid when due through June 30, 2008.  At June 30, 2008, the Licensor was due approximately $809,000 in past due royalties.

On October 20, 2008 Innopump entered into an unsecured loan agreement with SCG. In order to provide such funds to Innopump, SCG entered into a loan transaction with a third party lender. The Licensor gave the third party lender his consent of a collateral assignment of the License by SCG to the lender and agreed that any outstanding indebtedness of SCG under the License Agreement, which aggregated approximately $907,000 at the date of the closing, would not be due prior to July 1, 2009. SCG, in consideration for the Licensor’s cooperation, agreed to provide cash collateral for its payment obligations under its License Agreement of $895,750, which Innopump agreed to fund out of the loan proceeds. Where Innopump complies with the terms of the loan agreement with SCG, this amount shall be a credit against its loan agreement obligations. No changes were made in the sublicense agreement between Innopump and SCG in connection with this loan (see Note 23).

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sublicense Agreement

On May 1, 2005, SCG (the “Sub-licensor”) entered into a sub-license agreement with the Company (the “Sub-licensee”) whereby SCG assigned to the Company all rights, titles and interests that the Sub-licensor has in the Amended and Restated License Agreement dated January 1, 2003 between SCG and Gerhard Brugger. In consideration for the assignment and patent rights hereunder, the Company agreed to pay SCG a sublicense fee in the aggregate of $600,000. In addition the Company agreed to pay the royalties due under the original Amended and Restated License Agreement either directly to the original licensor or to SCG. The Company also agreed to pay SCG a royalty of 3% of the first $100 million of gross revenues, which was increased to $130 million in July 2006 payable monthly. On September 18, 2007, the agreement was amended to extend the payment dates of the remaining sublicense fee, with $300,000 due on December 31, 2007, and $150,000 due on May 1, 2008. On January 15, 2008, the agreement was again amended to extend the payment dates of the remaining sublicense fee of $450,000, with $300,000 due on September 30, 2008 and $150,000 due on December 31, 2008.

On June 30, 2008, the agreement was further amended to extend the payment date of the remaining sublicense fee of $450,000 to July 1, 2009. In addition, the royalty due SCG at June 30, 2008 of approximately $141,000 was deferred to be payable on July 1, 2009 and additional royalties accruing for the period July 1, 2008 through June 30, 2009 will be due and payable on July 1, 2009. No interest shall be due or payable in regard to past due royalties. On July 1, 2008, in consideration for the amendment of the terms of the sublicense, the Company granted SCG 250,000 warrants to purchase the Company’s common stock exercisable for five years from the date of issuance at an initial exercise price equal to $2.282 per share. SCG assigned 175,000 of the warrants to two related parties as consideration for debt extensions (see Notes 9 and 23).

15.	Customer advance

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

The $1.7 million advance was to be applied against future revenues as a credit against shipments commencing six months after the date of the first shipment, which is anticipated to begin in December 2008, and based on repayment at a rate of a certain amount per piece for all products shipped. On October 2, 2008, the Company was fully relieved of its obligation to repay the $1.7 million advance provided that the Company shall instead pay the tooling and mold contractor this amount pursuant to a payment schedule to be determined between the Company and the contractor as consideration for additional equipment costs and development costs related to the tooling and mold expenses. In the event of a default by the Company in payment to the contractor, the credit relief granted shall immediately be null and void to the extent of any unpaid balance, and the customer shall have the right to enforce against the Company collection of the full amount of such unpaid balance. Upon the Company’s payment to the tooling and mold contractor, the Company will recognize the credit relief granted by the customer. On July 10, 2007 Versadial entered into a two-year Master Supply Agreement with this customer which was also amended on October 2, 2008 (see Notes 6, 20 and 23).

16.	Other related party transactions

Consulting Agreement

In April 2005, the Company entered into a three-year consulting agreement with an entity owned by Richard Harriton, a Director and a major stockholder of the Company which provides for an annual fee of $65,000 in the first year and $50,000 the following two years. The fees are payable as follows: $15,000 upon execution of the agreement and quarterly thereafter commencing with equal installments payable on June 30, September 30, December 31 and March 31 thereafter. In April 2008, the agreement was extended for one year for an annual fee of $65,000 with an additional $7,500 due upon the signing of the agreement. At June 30, 2008, the Company is in arrears in the amount of approximately $77,000 which is included in due to related parties.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

Effective May 1, 2004, the Company entered into a lease agreement for its corporate offices and started to sublease office space to various related entities (See Note 20, Lease Agreement). As of June 30, 2008, the Company had sublease income receivable of approximately $25,000 due from an affiliate and approximately $20,000 due from a third party. This affiliate consists of an entity owned by Richard Harriton.

Due to Related Parties

Due to related parties of approximately $276,000 at June 30, 2008 consists of unpaid payroll, consulting fees and other miscellaneous expenses.

Sublicense Agreement

On June 21, 2006, the Company, entered into a Sublicense Agreement (the "Sublicense Agreement") with VDM Holdings, LLC (“VDM”), an entity majority owned by the stockholders and officers of the Company. The Sublicense Agreement grants VDM the exclusive right to exploit and market the dispensers through direct response marketing and non-exclusively through other selected channels of distribution in consideration of a 3.5% royalty based on sales and the purchase of certain minimum quantities on an annual basis. The minimum order quantities to maintain exclusivity are 40,000 dispensers for the period of inception through December 31, 2006, 75,000, and 115,000 for the calendar years 2007 and 2008 respectively and a 5% increase annually thereafter for the term of the Sublicense Agreement. The Sublicense Agreement has a term which is identical to the term of that certain Amended and Restated License Agreement dated as of January 1, 2003 between Gerhard Brugger and SCG which was subsequently sublicensed to the Company (see Note 14). As of June 30, 2008, VDM owes approximately $24,000 to the Company. VDM did not meet the minimum order quantity provision in 2007 to maintain exclusivity. The parties are currently working on an amendment as to the terms of the agreement.

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

On March 2, 2007, the Company completed a one for forty-five reverse stock split. The Company’s Articles of Incorporation were amended to provide for authority to issue 35 million shares of common stock, par value $.0001 per share, and 2 million shares of preferred stock, par value $.0001 per share. The common stock and per share information in the consolidated financial statements and related notes have been retroactively adjusted to give effect to the stock split. Prior to the reverse split the Company had outstanding 609,259,259 common shares. Subsequent to the reverse split, the Company had outstanding 13,539,470 common shares. All fractional shares were rounded up.

Issuance of Common Stock

On August 8, 2006, ODC Partners, LLC, a debt holder of Registrant, agreed to convert its outstanding debt of approximately $100,000 and accrued interest into 222,223 shares of the Company’s common stock. This conversion resulted in an aggregate of 914,227 shares (as rounded up for fractional shares) outstanding prior to the merger.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2007, a total of 1,769,724 shares of common stock were issued upon the conversion of debt and interest payments based upon the following transactions. First on August 27, 2007, Fursa Alternative Strategies, LLC, the lender under the terms of a Secured Line of Credit Agreement with the Company (referred to herein as the “Lender”) agreed to convert $2.0 million in principal amount of the aggregate outstanding $4.0 million balance of the Company’s secured revolving credit notes at a conversion price of $1.7662 per share for an aggregate of 1,132,375 shares. Second, the Investor agreed to convert $750,000 in interest due on August 9, 2007 on the Company’s $7.5M senior convertible debt at a conversion price of $1.1768, equal to the conversion price of the underlying convertible notes for an aggregate 637,349 shares. The value of the shares ($796,686) and amount of interest expense recorded by the Company was calculated based on the market price on August 9, 2007 of $1.25 per share (see Note 10).

On January 28, 2008, a total of 1,250,000 shares of common stock were issued upon the conversion of debt.
The Lender agreed to convert the remaining $2.0 million in principal amount of the Company’s secured revolving credit notes due under the Secured Line of Credit Agreement at a conversion price of $1.60 per share, the offering price of the Company’s private placement (see Note 11).

On January 28, 2008 the Company received $2,800,000 for the purchase of 1,750,000 units of its securities consisting of 1,750,000 shares of common stock and stock purchase warrants (20% warrant coverage or an aggregate of 350,000 warrants) in connection with a private placement offering. The shares were issued on January 28, 2008. Each unit is priced at $1.60 with a minimum unit purchase of $80,000. The stock purchase warrants have a term of five years and are exercisable for shares of common stock at an initial exercise price of $2.00. (see Note 11).

Warrants Issued

In conjunction with the $4.0 million Secured Line of Credit Agreement, all of which has been converted to equity of the Company, the Company initially granted warrants to each of Lender and Prospero Capital, LLC (formerly known as Sagamore Hill Capital, LLC), an affiliate of the Lender (“Prospero”), to purchase respectively, one million eighty four thousand four hundred and forty two (1,084,543) shares of the Company’s common stock.

On March 31, 2007, the Company secured certain purchase orders as defined in the Credit Agreement which entitled the Company to redeem 25% of the initial warrants. The aggregate warrants issued to each of Lender and Prospero, after giving effect to the 25% redemption, to purchase 813,407 shares of the Company’s common stock were valued at the grant date at approximately $494,000. The fair value was calculated using the Black-Scholes model with an expected volatility of 44% and a risk free interest rate of 4.50%. The initial warrants granted under the agreement were replaced with new warrants reflecting the redemption. The warrants are exercisable for five years from the date of issuance at an initial exercise price equal to $2.475 per share subject to adjustment under certain events. The debt discount will be charged to operations over the life of the underlying debt with a corresponding increase to the debt. For the years ended June 30, 2008 and June 30, 2007, approximately $288,000 and $206,000 were charged to operations as amortization of debt discount, respectively.

Warrant Reissuance

On January 28, 2008, in connection with the Company’s private placement, the Company reissued certain warrants as required by the antidilution provisions contained in the warrants. An aggregate of 1,681,814 warrants with an original exercise price of $2.475 were reissued as new warrants in the aggregate of 1,824,056 warrants with an exercise price of $2.282. The incremental fair value of the modification to the warrants of $47,181 has been recognized by the Company as additional compensation cost. The incremental fair value was calculated using the Black-Scholes model with an expected volatility of 40% and a risk free interest rate of 2.50%.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At June 30, 2008, the basic loss per common share does not include an aggregate of 4,401,076 warrants outstanding and 6,863,548 shares issuable under the terms of convertible debt (see Note 10). At June 30, 2007, the basic loss per common share does not include an aggregate of 3,778,834 warrants outstanding and 6,373,415 shares issuable under the terms of convertible debt. The effect of these securities would be antidilutive. These warrants are currently exercisable at prices that range between $.94-$2.282 and expire between August 9, 2011 and May 31, 2013. At June 30, 2008 and June 30, 2007, diluted loss per common share includes –0- and1,350,652 shares as calculated using the treasury stock method for proceeds that would have been received from the exercise of convertible debt and warrants as if they were used to purchase common stock at the average market price during the period.

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

18.	Stock warrants

The following table summarizes the warrants for common stock granted for the period from July 1, 2006 through June 30, 2008:

				Weighted Average
		Total number of	Weighted average	Remaining Contractual
		common shares	Exercise Price Per Share	Life

Warrants outstanding at July 1, 2006		-	-
Warrants granted		3,778,834	$1.75	3.25 years
Warrants outstanding at June 30, 2007		3,778,834	$1.75

Warrants cancelled	(1)	(1,681,814)	$(2.48)	3.58 years
Warrant reissued	(1)	1,824,056	$2.28	3.58 years
New Warrants granted		480,000	$2.06	4.66 years
Warrants outstanding at June 30, 2008		4,401,076	$1.73	3.50 years

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Represents additional warrants issued due to antidilution provisions (see Note 17). The original warrants are included in the warrants outstanding at June 30, 2007 at an exercise price of $2.48.

All warrants are exercisable at June 30, 2008.

19.	Income taxes

Income taxes have been recorded under SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carry forwards.

At June 30, 2008, Versadial had allowable net operating loss (“NOL”) carry-forwards for federal and state purposes approximating $13.3 million. These losses are available for future years and expire through June 2028. Utilization of these losses may be limited if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382.

The Company has taken a 100% valuation allowance against the deferred tax asset attributable to the NOL carry-forwards of $5.3 and $3.6 million at June 30, 2008 and 2007, respectively, due to the uncertainty of realizing the future tax benefits. The increase in valuation allowance of $1.7 million is primarily attributable to the Company’s net operating loss incurred during the year ended June 30, 2008, net of certain temporary differences.

Ownership changes resulting from the Company’s issuance of capital stock (see Note 1) may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is determined based upon the Company’s value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitation in future years. The amount of such limitation, if any, has not been determined.

A reconciliation of income tax expense computed at the U.S. federal, state and local statutory rates and the Company’s effective tax rate is as follows:

	Year Ended	Year Ended
	June 30,	June 30,
	2008	2007

Statutarory federal income tax expense	(34)%	(34)%

State and local (net of federal benefits) income tax	(6)	(6)

Valuation allowance	33	28

Temporary differences	7	12

	-%	-%

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

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows. During the year ended June 30, 2008, the Company recognized no adjustments for uncertain tax provisions.

20.	Commitments and contingencies

Lease Agreement

In April 2004, the Company entered into a five-year lease agreement through April 30, 2009 for rental of office facilities. The lease provides for annual rent of approximately $137,000 commencing August 1, 2004 and escalations for cost of living adjustments and for the Company’s proportionate share of increases in real estate taxes and maintenance costs.

Aggregate future minimum rental payments are as follows:

Year ending June 30,	Minimum Rent Payments

2009	$114,000

$114,000

Gross rent expense aggregated approximately $139,000 and $143,000 for the years ended June 30, 2008 and 2007, respectively.

The Company subleases on a monthly basis a portion of the facility to an entity affiliated with a director and stockholder of the Company. Sublease income, inclusive of utilities reimbursements, approximated $28,000 for each of the years ended June 30, 2008 and 2007, respectively.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Manufacturing Agreement and Equipment Purchase

On September 20, 2006, the Company entered into a 30-month manufacturing agreement with an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for the Company for a new size (20 millimeter) dispenser. The Company will place all customer orders relating to the product with the contractor until at least eighty percent (80%) of the manufacturer’s production capacity is utilized based on five (5) days per week, three (3) shifts per day. The agreement calls for the Company to make payments in the aggregate of approximately $780,000 for preproduction molds and approximately $5.3 million for the required production molds. As of June 30, 2008, the preproduction molds were complete and placed in service. The Company paid an aggregate of approximately $529,000 for the preproduction molds prior to their completion and financed the balance of approximately $251,000 under the terms of a capital lease obligation (see Note 12). The total amount of the lease, including interest, is to be paid monthly in varying installments through March 2009. At June 30, 2008, the Company has an outstanding balance of approximately $84,000 due on the capital lease. As of June 30, 2008, the Company has paid an aggregate of approximately $3.1 million for the production molds which are included in deposits on production equipment and has an outstanding liability due the contractor for $1.1 million which is included in current liabilities (see Note 6). On October 2, 2008, the Company agreed to pay the contractor an aggregate of $1.7 million for additional equipment to be purchased and for development costs related to the molds under the terms of an amortization agreement. The June 30, 2008 obligation due to the contractor for $1.1 million included in current liabilities represents the portion of development costs incurred prior to June 30, 2008. The remaining $.6 million is attributable to equipment and development costs incurred subsequent to June 30, 2008. These costs in the aggregate of $1.7 million will be deferred and amortized over production on a per piece basis with any remaining unamortized balance due in monthly installments commencing July 2009 through December 2009. Upon completion of construction of the production molds, the remaining balance due the contractor of approximately $520,000 will be financed through a capital lease to be paid monthly through March 2009. It is anticipated that production will commence by the fourth quarter of calendar 2008 (see Notes 6 and 23).

In conjunction with the above manufacturing agreement, the Company also ordered related assembly equipment from a vendor in the amount of approximately $1.24 million. The Company has made payments of approximately $401,000 for the equipment and has a current liability of approximately $.8 million for the balance which is included in deposits on production equipment and in current liabilities (see Note 6). The equipment was received in December 2007. It is anticipated that production will commence by the fourth calendar quarter of 2008. In October, 2008, the Company reached an agreement with the vendor for the $.8 million due whereby the Company would pay approximately $275,000 in October 2008 and the remaining balance at a rate of approximately $75,000 per month including 7% interest on the past due amount until paid. The $275,000 was paid in October 2008 with the proceeds from a financing (see Notes 6 and 23).

Supply and Tooling Amortization Agreement

On April 24, 2007, the Company entered into a Supply Agreement and a related Tooling Amortization Agreement with an outside contractor located in the United States (the “Supplier”) for the manufacture of its 40mm and 49mm size dispensers which were previously manufactured in Germany. These two agreements became effective on April 30, 2007, when SCG and the licensor to the Company of the technology covering the patented dispenser produced by the Company, and Gerhard Brugger, the patent owner of the patented dispenser, entered into an Agreement to License with the Supplier. This agreement, a condition precedent to the effectiveness of the Supply Agreement and the related Tooling Amortization Agreement, provides security to the Supplier if the Company were to default in the performance of its obligations under the Supply Agreement.

The Supply Agreement provides, among other things, that the Company, over the five-year term of the Agreement, will purchase from the Supplier no less than 100.0 million units of the Company’s 40 millimeter and 49 millimeter dispensers.

These Agreements provide that the Supplier will fund the majority of the estimated $4.6 million cost of the injection molding, tooling and automated equipment necessary to produce the products to be purchased by the Company (see note 12). Although financed by the Supplier, the equipment will be owned by the Company. The Company will capitalize the related equipment at inception of production. The cost of the tooling and automated equipment, with a three (3%) percent per annum interest factor, will be amortized over a period of 18 months against dispensers purchased and delivered to the Company pursuant to the Supply Agreement, with a per unit amortization cost included in the cost price for the dispensers. If the Company fails to place orders within 18 months sufficient to cover the amortization, any remaining balance will be due in 18 months from the inception of the respective amortization period.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2008, all of the molds and equipment in the aggregate of approximately $4.6 million were completed, utilized in production and capitalized by the Company. Approximately $4.35 million of this cost is being amortized. For the year ended June 30, 2008, amortization of the molds and equipment approximated $662,000. The remaining balance is to be amortized over production with any remaining balance due 18 months from inception of production. Interest expense approximated $16,000 for the year ended June 30, 2008. The Company is currently in arrears at June 30, 2008 in the amount of approximately $619,000 in amortization which is included in current liabilities. In October, 2008, the Company paid $500,000 of the past due amortization from the proceeds of a financing (see Notes 2, 12 and 23). The Company is in discussions with the contractor to restructure the current amortization program as to duration of term and amount per piece to be amortized.

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

The price for the dispensers is fixed, subject to adjustment at six-month intervals to reflect changes in the cost of resins and other component parts.

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

Customer Master Supply Agreement

On July 10, 2007 the Company entered into a two-year Master Supply Agreement with Avon Products, Inc. (“Avon”), a consumer products company for seventeen million units of certain of the Company’s products. The Agreement will remain in effect through the second anniversary of the first shipment of such products in commercial production quantities. On October 2, 2008, the agreement was amended and Avon’s commitment to purchase certain of the Company’s products was reduced in number in return for certain price adjustments based on current market conditions (see Note 23).

Pursuant to the terms of the Credit Memo previously entered into with Avon, the Company was to repay Avon’s $1.7 million advances received in fiscal year 2007 by a credit against the purchase price of products sold to Avon pursuant to the Master Supply Agreement and pursuant to other agreements that may be entered into between Versadial and Avon, commencing six months after the date of the first shipment of products to Avon. On October 2, 2008, the Company was fully relieved of its obligation to repay the $1.7 million advance provided that the Company shall instead pay the tooling and mold contractor this amount pursuant to a payment schedule to be determined between the Company and the contractor as consideration for additional equipment costs and development costs related to the tooling and mold expenses. In the event of a default by the Company in payment to the contractor, the credit relief granted shall immediately be null and void to the extent of any unpaid balance, and the customer shall have the right to enforce against the Company collection of the full amount of such unpaid balance. Upon the Company’s payment to the tooling and mold contractor, the Company will recognize the credit relief granted by Avon (see Notes 15 and 23). The Company anticipates production to begin in the fourth quarter of calendar 2008.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

21.	Major customers and segment information

Major customers
Customers accounting for 10% or more of revenue for the years ended June 30, 2008 and 2007 are as follows:

	Year ending June 30, 2008	Year ending June 30, 2007

Customer A	$3,433,000
Customer B		$958,000
Customer C		385,000

	$3,433,000	$1,343,000

Accounts receivable from customer A approximated $453,000 at June 30, 2008.

Segment information

Assets, classified by geographic location, are as follows at June 30, 2008:

United States	$5,502,628
Other countries	7,111,064
$12,613,692

Assets in other countries are primarily inventory and equipment which are located at subcontractor production facilities in Germany and amounts classified as deposits on production equipment.

Revenues, classified by the major geographic areas, were as follows:

	Year ending	Year ending
	June 30, 2008	June 30, 2007

United States	$3,954,820	$1,367,571
Other countries	96,894	28,680
	$4,051,714	$1,396,251

22.	Employee benefit plan

The Company maintains a 401(k) plan that allows all full-time employees to participate immediately in the plan. The plan is funded 100% by employee contributions as the Company does not make any matching contributions.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	Subsequent events

Secured Accounts Receivable and Purchase Order Financing, Related Party

Beginning in May 2008, the Company began raising short-term financing through financing its accounts receivable. Under this program, specific accounts receivable are sold at a discount and the Company retains the right to repurchase the accounts, subject to a 1.5% per month financing charge. The Company records this as a financing transaction in which the receivables sold are carried on the consolidated balance sheet and the amount to be repaid is reflected as a short-term debt. At June 30, 2008, this liability was payable to an entity owned by Richard Harriton, a related party, who serves as a Director and is a major shareholder of the Company. All accounts receivable sold at June 30, 2008, were subsequently repurchased by the Company. Subsequent to June 30, 2008, the Company financed approximately $363,000 of additional receivables. As of November 13, 2008, approximately $163,000 of these receivables have been repurchased by the Company to date.

Warrants, Related Parties

On July 1, 2008, in consideration for an amendment of the terms of the sublicense between the Company and SCG, the Company granted SCG 250,000 warrants to purchase the Company’s common stock exercisable for five years from the date of issuance at an initial exercise price equal to $2.282 per share. SCG assigned 175,000 of these warrants to two related parties as consideration for debt extensions (see Notes 9 and 14).

Manufacturing Agreement and Equipment Purchase

On September 20, 2006, the Company entered into a 30-month manufacturing agreement with an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for the Company for a new size (20 millimeter) dispenser. On October 2, 2008, the agreement was amended for certain price adjustments based on current market conditions. The Company also agreed to pay the contractor an aggregate of $1.7 million for additional equipment to be purchased and for development costs related to the molds under the terms of an amortization agreement. The June 30, 2008 obligation due to the contractor for $1.1 million included in current liabilities represents the portion of development costs incurred prior to June 30, 2008. The remaining $.6 million is attributable to equipment and development costs incurred subsequent to June 30, 2008. These costs in the aggregate of $1.7 million will be deferred and amortized over production. Contemporaneously with this agreement, on October 2, 2008, the Company was fully relieved of its obligation to repay the $1.7 million advance from Avon provided that the Company shall instead pay the tooling and mold contractor this amount. The payment due the contractor is independent of the credit relief that Avon has provided the Company; however, if Avon does not forgive any or all of the $1.7 million advance, then the Company and the contractor shall promptly negotiate a mutually agreeable payment schedule for any balance due. The $1.7 million is to be paid to the contractor on a per piece amortization for all pieces produced through June 30, 2009, with any balance to be paid in six equal monthly payments from July 2009 through December 2009 (see Note 20). The Company anticipates production to start in the fourth quarter of calendar 2008.

Customer Master Supply Agreement

On July 10, 2007 the Company entered into a two-year Master Supply Agreement with Avon, a consumer products company for seventeen million units of certain of the Company’s products. On October 2, 2008, the agreement was amended and Avon’s commitment to purchase certain of the Company’s products was reduced in number in return for certain price adjustments based on current market conditions.

In addition, pursuant to the terms of the Credit Memo previously entered into with Avon, the Company was to repay Avon’s $1.7 million advances received in fiscal year 2007 by a credit against the purchase price of products sold to Avon. On October 2, 2008, the Company was fully relieved of its obligation to repay the $1.7 million advance provided that the Company shall instead pay the tooling and mold contractor this amount pursuant to a payment schedule to be determined between the Company and the contractor as consideration for additional equipment costs and development costs related to the tooling and mold expenses. In the event of a default by the Company in payment to the contractor, the credit relief granted shall immediately be null and void to the extent of any unpaid balance, and the customer shall have the right to enforce against the Company collection of the full amount of such unpaid balance. Upon the Company’s payment to the tooling and mold contractor, the Company will recognize the credit relief granted by Avon (see Notes 15 and 20). The Company anticipates production to begin in the fourth quarter of calendar 2008.

VERSADIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsecured Loan Agreement with SCG

On October 20, 2008 Innopump entered into an unsecured loan agreement with SCG. SCG is an affiliate of the Company as members of the Board of Directors own approximately 69% of the outstanding membership interests of SCG. SCG is the sublicensor of the patented technology used in the manufacture of the Company’s proprietary products. The loan is for a principal amount of $3,445,750, matures on June 29, 2009 and bears interest at the rate of one and eighty three hundredths percent (1.83%) per month payable in arrears on the first day of each month or payable in kind at the option of Innopump with the interest being added to the principal balance. The agreement also obligates Innopump to pay a fully earned facility fee of $400,000 at maturity, a commitment fee of $250,000 upon execution of the loan and an in kind monitoring fee in the amount of $100,000 per month for five (5) consecutive months commencing on November 1, 2008 and terminating on March 1, 2009 payable at maturity. The loan is not prepayable before March 1, 2009.

In order to provide such funds to Innopump, SCG entered into a loan transaction with a third party lender. Innopump’s payment obligations under the terms of its loan agreement with SCG are equivalent to SCG’s payment obligations to its lender with the consequence that all loan payments made by Innopump to SCG will in turn be paid by SCG to its lender. In addition, the third party lender was granted a warrant to purchase a 10% membership interest in SCG at an aggregate price equal to $1. The warrant expires on October 31, 2010. Innopump also executed a letter in favor of the third party lender to SCG providing an indemnity to such lender in the event the lender becomes subject to litigation commenced by creditors of the Company on account of its having made such loan.

Gerhard Brugger, who is the licensor to SCG of the patented technology sublicensed to Innopump, gave the third party lender his consent of a collateral assignment of the License by SCG to the lender and agreed that any outstanding indebtedness of SCG under the License Agreement, which aggregated approximately $907,000 at the date of the closing, would not be due prior to July 1, 2009. SCG, in consideration for Mr. Brugger’s cooperation, agreed to provide cash collateral for its payment obligations to Mr. Brugger under its License Agreement of $895,750, which Innopump agreed to fund out of the loan proceeds. Where Innopump complies with the terms of the loan agreement with SCG, this amount shall be a credit against its loan agreement obligations. No changes were made in the sublicense agreement with SCG in connection with this loan.

The net proceeds from the loan after fees, aggregated approximately $3.1 million. The proceeds of the loan are to be used (i) to establish the required cash collateral account (ii) payment of current accounts payable and other outstanding obligations, and (iii) funding anticipated working capital requirements including product development and the acquisition of tooling and molds.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 13, 2006, we dismissed Sherb & Co. LLP as our principal independent public accountant, and engaged Rothstein, Kass & Company, P.C. as our new principal independent accountant. This decision was approved by the Board of Directors of Registrant. Sherb & Co LLP audited our financial statements for the fiscal year ending December 31, 2005. Rothstein, Kass & Company, P.C. was the public accounting firm for Innopump, the accounting acquirer as a result of the reverse acquisition, for the years ending June 30, 2005 and 2006 and was retained as our auditors on September 13, 2006. Subsequent to the reverse acquisition, we changed our fiscal year end to June 30 to conform to that of the accounting acquirer.

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

  During our two recent fiscal years ending June 30, 2007 and June 30, 2008, respectively, there have been no disagreements or reportable events with Sherb & Co. LLP on any matter of accounting principles, or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Sherb & Co. LLP would have caused them to make reference thereto in their reports on the financial statements for such year. Sherb & Co. LLP’s report on the Registrant’s financial statements for the Registrant’s last fiscal year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles.

During the Registrant’s two recent fiscal years ending June 30, 2007 and June 30, 2008, respectively, the Registrant has not consulted with Sherb & Co. LLP regarding any matters or reportable events described in Items 304 (a)(2)(i) and (ii) of Regulation S-B.

ITEM 8 A. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

   We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who serves as our Principal Executive Officer and Principal Financial Officer, and our Controller, who serves as our Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Controller concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective due to an insufficient number of resources in the accounting and finance department that does not allow for a thorough review process.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the fiscal year ended June 30, 2008, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our Company’s consolidated subsidiaries.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of June 30, 2008, our internal control over financial reporting was not effective due to an insufficient number of resources in the accounting and finance department that does not allow for a thorough review process.

The material weakness will not be considered remediated until necessary remedial procedures are completed and tested and management has concluded that the procedures are operating effectively.

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

ITEM 8-B. OTHER INFORMATION

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

As of November 13, 2008, the names, ages and positions of the directors and executive officers of the Company are as follows:

Name	Age	Position
Geoffrey Donaldson	65	Chief Executive and Financial Officer, Chairman of the Board, Director
Karen Nazzareno	51	Controller and Secretary
Robin Bartosh	65	Director
Edward P. Bond	74	Director
Thomas Coyle	57	Director
Richard Harriton	72	Director
Michael W. Hawthorne	41	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and the NASD. Based solely upon our review of the copies of the forms we have received, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to the fiscal year ended June 30, 2008.

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

Committees

The Board has not formed any committees during the fiscal year ended June 30, 2008. The Board, acting as a whole, believes that it has effectively participated in the consideration of any action that a committee may take.

Item 10.EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation with respect to our Principal Executive Officer (“PEO”) and Controller and each of the other executive officers of the Company who received more than $100,000 for services rendered for the year ended June 30, 2008 and 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Geoffrey Donaldson	2008	$312,500	-	-	-	-	-	-		$312,500
Chief Executive	2007	$252,000	-	-	-	-	-	-		$252,000
Officer (PEO)
Karen Nazzareno	2008	$125,000	-	-	-	-	-	-		$125,000
Controller	2007	$115,708	-	-	-	-	-	-		$115,708
Paul Block,	2008	-	-	-	-	-	-	$41,668	(1)	$41,668
Former President (1)	2007	$66,668	-	-	-	-	-	$58,332	(1)	$125,000

(1)	Mr. Block resigned in December 2006 and was granted a 1 year consulting agreement at $100,000 to be paid at $8,333 per month through November 2007.

Outstanding Equity Awards at Fiscal Year End

We do not currently maintain any stock or other equity compensation plans.

Directors Compensation

During the fiscal year ended June 30, 2008, no Director received any compensation for services provided in such capacity. Directors are reimbursed for reasonable expenses incurred in attending board and committee meetings.

The following table provides the compensation earned by our non-employee directors for the year ended June 30, 2008.

Director Compensation
Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards $	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Richard Harriton		—	—	—	—	$60,000	(2)	$60,000
Thomas Coyle		—	—	—	—	$58,500	(3)	$58,500
		—	—	—	—	—
		—	—	—	—	—

(2)In April 2005, we entered into a three-year business consulting agreement with an entity owned by Mr. Harriton which provided for an annual fee of $65,000 in the first year and $50,000 the following two years. In April 2008, the agreement was extended for one year for an annual fee of $65,000 with an additional $7,500 due upon the signing of the agreement. At June 30, 2008, the Company is in arrears in the amount of approximately $77,000 to Mr. Harriton. The fees are payable quarterly.

(3)Mr. Coyle provides consulting services as related to sales and manufacturing as requested by us. Mr. Coyle has no written agreement in relation to these services.

Employment Agreements

The Company does not have an employment agreement with its Chief Executive Officer or any other officer.

Item 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of November 3, 2008 of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of the Company’s executive officers and directors and (iii) all of the Company’s executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and the persons named as owners hold investment and voting power.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (3)	Rights to Acquire Beneficial Ownership Through Exercise of Options and Warrants Within 60 Days	Total Beneficially Owned as % of Outstanding Shares (2)

Geoffrey Donaldson (4) (5) (10)	5,030,422		27.5%

Gerhard Brugger(10)	1,126,897		6.2%

Richard Harriton (5)(10)	1,909,299	175,612	10.3%

Matthew Harriton (6)(10)	1,744,187	10,500	9.5%

Karen Nazzareno (7)	56,866		.3%

Robin Bartosh (5) 1016 Grand Isle Terrace Palm Beach Gardens, FL 33418	130,027		.7%

Edward P. Bond (5) 17 Boxwood Drive Convent Station, NJ	21,672		.1%

Thomas Coyle (5) 2254 Big Hickory Run Sylvania, OH 43560	-0-		.0%

Michael W. Hawthorne (5) (8) 444 Merrick Road Suite 104 Lynbrook, NY 11563	1,688		.0%

Fursa Master (8)(10) Global Event Driven Fund, L.P. 444 Merrick Road Suite 104 Lynbrook, NY 11563	14,476,557	3,171,697	50.8%

Prospero Capital, LLC (9) 357 West Sunrise Highway Freeport, NY 11520	882,201	882,201	4.6%

All officers and directors as a group (7 persons)	7,149,974	175,612	38.7%

(1) Unless otherwise noted, the address for each of the named beneficial owners is 305 Madison Avenue, New York, NY 10165.

(2) The number of outstanding shares of common stock is based upon 18,309,194 shares issued and outstanding on a non-fully diluted basis. The number of outstanding shares as calculated for each beneficial owner includes any shares that are potentially issuable to that owner under the terms of convertible debt and warrants as noted.

(3) Includes right to acquire shares through exercise of warrants and convertible debt.

(4) Mr. Donaldson is the current CEO, Director and Chairman of the Board of Company.

(5) Director of the Company.

(6) Mr. Matthew Harriton is a related party to Mr. Richard Harriton who serves as a Director of the Company.

(7) Ms. Nazzareno is the Secretary, and Controller of the Company.

(8) Includes 3,171,697 shares issuable upon the exercise of warrants and 7,035,136 shares issuable upon the conversion of debt. Fursa Alternative Strategies, LLC holds voting and investment control of the shares held by Fursa Master Global Event Driven Fund, L.P. William Harley holds voting and investment control of Fursa Alternative Strategies, LLC. Michael W. Hawthorne, Director, is an affiliate of Fursa Alternative Strategies, LLC.

(9) Prospero Capital, LLC is an affiliate of Fursa Alternative Strategies, LLC. Includes 882,201 shares issuable on exercise of warrants. Mickey Harley holds voting and investment control of Prospero Capital, LLC.

(10) The shares owned by Messrs. Donaldson and Brugger and the Messrs. Harriton are subject to a lock-up agreement in favor of Fursa Master Global Event Driven Fund, L.P. that restricts the disposition of such shares so long as the 10% senior redeemable convertible debt remains outstanding.

Item 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
 DIRECTOR INDEPENDENCE

Director Independence

The Board did not have any committees during the fiscal year ended June 30, 2008. The Board has affirmatively determined that three of our directors, Robin Bartosh, Edward P. Bond and Thomas Coyle, are independent, as the term is defined by applicable Securities and Exchange Commission (“SEC”) rules.

Transactions of Innopump

There were three outstanding notes with Richard Harriton, a director and major shareholder of the Company reflected on the financial statements prior to the merger with CARS: an 8% per annum note in the principal amount of $1,098,536 due from SCG which matures, as amended, on December 31, 2009 and a $300,000 8% per annum note with Innopump which matured on the earlier of October 30, 2006 or the date of the merger of Innopump with CARS. The $300,000 note was paid at the closing of the merger on August 9, 2006. On April 22, 2005, Innopump signed a $250,000 promissory note with Richard Harriton. The 8% note was collateralized by the assets of Innopump, and was due with interest on October 22, 2005. This note was paid at the closing of the merger on August 9, 2006. On July 1, 2008, Mr. Harriton was assigned 164,500 Versadial warrants, from SCG, in consideration of an extension granted of the maturity date of the $1,098,536 note due from SCG. The warrants are exercisable for five years from the date of issuance at an initial exercise price equal to $2.282 per share.

There were two outstanding notes with Matthew Harriton reflected on the financial statements prior to the merger with CARS: a $100,000 8% per annum note due from SCG which matures, as amended, on December 31, 2009 and has a remaining balance of $70,000, and a $100,000 8% per annum note with Innopump which matured on the earlier of October 30, 2006 or the date of the merger of Innopump with CARS. Mr. Matthew Harriton is a consultant of Innopump and the son of Richard Harriton. The $100,000 outstanding note due from Innopump was paid at the closing on August 9, 2006. On July 1, 2008, Mr. Harriton was assigned 10,500 Versadial warrants, from SCG, in consideration of an extension granted of the maturity date of the $70,000 note due from SCG. The warrants are exercisable for five years from the date of issuance at an initial exercise price equal to $2.282 per share.

In April 2005, Innopump entered into a three-year consulting agreement with an entity owned by Richard Harriton which provides for an annual fee of $65,000 in the first year and $50,000 the following two years. The fees are payable as follows: $15,000 upon execution of the agreement and quarterly thereafter commencing with equal installments payable on June 30, September 30, December 31 and March 30 thereafter. In April 2008, the agreement was extended for one year for an annual fee of $65,000 with an additional $7,500 due upon the signing of the agreement. At June 30, 2008, the Company is in arrears in the amount of approximately $77,000 due Mr. Harriton.

Effective May 1, 2004, SCG entered into a lease agreement for its corporate offices and started to sublease office space, on a month to month basis, to various related entities including Innopump. Innopump’s monthly rental payments to SCG are approximately $12,000.

On June 21, 2006, Innopump, entered into a Sublicense Agreement (the "Sublicense Agreement") with VDM Holdings, LLC (“VDM Holdings, LLC”), an entity majority owned by the stockholders and officers of Innopump. The Sublicense Agreement grants VDM the exclusive right to exploit and market the Dispensers through direct response marketing and non-exclusively through other selected channels of distribution in consideration of a 3.5% royalty based on sales and the purchase of certain minimum quantities on an annual basis. The minimum order quantities to maintain exclusivity are 40,000 dispensers for the period of inception through December 31, 2006, 75,000, and 115,000 for the calendar years 2007 and 2008 respectively and a 5% increase annually thereafter for the term of the Sublicense Agreement. The Sublicense Agreement remains in effect through December 31, 2024. VDM did not meet the minimum order quantity provision in 2007 to maintain exclusivity. The parties are currently working on an amendment as to the terms of the agreement

On October 20, 2008, Innopump entered into an unsecured loan agreement with SCG. SCG is an affiliate of the ours as members of the Board of Directors own approximately 69% of the outstanding membership interests of SCG. SCG is the sublicensor of the patented technology used in the manufacture of our proprietary products. The loan is for a principal amount of $3,445,750, matures on June 29, 2009 and bears interest at the rate of one and eighty three hundredths percent (1.83%) per month payable in arrears on the first day of each month or payable in kind at the option of Innopump with the interest being added to the principal balance. The agreement also obligates Innopump to pay a fully earned facility fee of $400,000 at maturity, a commitment fee of $250,000 upon execution of the loan and an in kind monitoring fee in the amount of $100,000 per month for five (5) consecutive months commencing on November 1, 2008 and terminating on March 1, 2009 payable at maturity. The loan is not prepayable before March 1, 2009.

In order to provide such funds, SCG entered into a loan transaction with a third party lender. Innopump’s payment obligations under the terms of its loan agreement with SCG are equivalent to SCG’s payment obligations to its lender with the consequence that all loan payments made by Innopump to SCG will in turn be paid by SCG to its lender. In addition, the third party lender was granted a warrant to purchase a 10% membership interest in SCG at an aggregate price equal to $1. The warrant expires on October 31, 2010. Innopump also executed a letter in favor of the third party lender to SCG providing an indemnity to such lender in the event the lender becomes subject to litigation commenced by creditors of ours on account of its having made such loan.

Gerhard Brugger, who is the licensor to SCG of the patented technology sublicensed to Innopump, gave the third party lender his consent of a collateral assignment of the License by SCG to the lender and agreed that any outstanding indebtedness of SCG under the License Agreement, which aggregated approximately $907,000 at the date of the closing, would not be due prior to July 1, 2009. SCG, in consideration for Mr. Brugger’s cooperation, agreed to provide cash collateral for its payment obligations to Mr. Brugger under its License Agreement of $895,750, which Innopump agreed to fund out of the loan proceeds. Where Innopump complies with the terms of the loan agreement with SCG, this amount shall be a credit against its loan agreement obligations. No changes were made in the sublicense agreement with SCG in connection with this loan.

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

Interest accrues at 10% per annum, payable in cash or paid in kind (“PIK”) at our option, on the one year anniversary of the date of issuance with respect to the first year of accrued interest and quarterly in arrears thereafter. Any interest not paid when due will accrue and will be added to the principal in determining the number of shares of Common Stock issuable upon conversion of the Convertible Debt. The Convertible Debt matures, as amended, on November 9, 2009 (“Maturity Date”). We do not have the option to prepay the Convertible Debt prior to the Maturity Date. We must redeem 100% of the Convertible Debt, unless earlier converted, for an amount equal to 120% (approximately $9.7 million at June 30, 2008) of the outstanding principal plus accrued interest, on the Maturity Date. On August 9, 2007, the Investor agreed to convert $750,000 in interest due on August 9, 2007 on our Convertible Debt at a conversion price of $1.1768, equal to the conversion price of the underlying convertible notes for an aggregate 637,349 shares which were issued on August 27, 2007. Subsequent to August 9, 2007, all interest due has not been paid and has been added to the principal balance.

The Convertible Debt is convertible into approximately 6.9 million shares of our common stock as of June 30, 2008 inclusive of unpaid interest which has been added to principal. The price per share ($1.1768) is equal to $16 million divided by the number of outstanding shares of the Surviving Company on a fully-diluted basis (“Original Purchase Price”). This conversion price is subject to weighted-average, anti-dilution protection on all subsequent financings by us. The Investor has the right at any time and from time to time prior to the Maturity Date, to convert, in whole or in part, outstanding Convertible Debt and any accrued interest into our common stock at the Investor’s discretion.

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

We signed a Registration Rights Agreement with the Investor on August 9, 2006 whereby we are obligated to register the resale of its shares of common stock issuable upon the exercise of the warrants and have the registration statement declared effective by the Securities and Exchange Commission. On August 6, 2007, the Investor agreed to waive the Liquidated Damages Warrants which were to be issued for our failure to have the Registration Statement declared effective by the original due date and failure to include all of the Investor’s securities in the Registration Statement. The Investor agreed to extend the effective date to October 1, 2007 and to allow us to file two subsequent separate Registration Statements upon demand by the Investor no earlier than six months after the initial effective date of the first filing. On September 28, 2007, the Investor agreed to extend the required date for the initial Registration statement to be declared effective again to a date to be established as long as we filed an amended SB-2A addressing the SEC comments and responded to the current comment letter by October 31, 2007. On October 24, 2007, we responded to the SEC comments and filed an amended SB-2A. On February 11, 2008, the Registration Statement was declared effective. If the additional required registration statements are not declared effective within the time frame described, or if the registrations are suspended, we will be obligated to issue additional warrants (“Liquidated Damages Warrants”) to the Investor. Initially, we will be obligated to issue to the Investor 2% of the number of shares of common stock issuable to the Investor upon conversion of the Convertible Debt or approximately 138,000 shares. In addition, for each full thirty (30) day period after the date that the required registration statement has not been declared effective, we will be obligated to issue to the Investor warrants exercisable for a number of shares of common stock equal to 2% percent of the number of shares of common stock issuable to the Investor. The Investor has not made a demand for a subsequent Registration Statement filing.

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

On February 1, 2007, we entered into a $3.0 million Secured Line Of Credit Agreement (“Credit Agreement”) with Fursa Alternative Strategies, LLC (referred to herein as the “Lender”) which matured on February 1, 2008. Prior to maturity, the line was converted to equity as described below.

In conjunction with the Credit Agreement, we initially granted warrants to each of Lender and Prospero Capital, LLC (formerly known as Sagamore Hill Capital, LLC), an affiliate of the Lender (“Prospero”), to purchase respectively, one million eighty four thousand four hundred and forty two (1,084,543) shares of the Company’s common stock.

On March 31, 2007, we secured certain purchase orders as defined in the Credit Agreement which entitled us to redeem 25% of the initial warrants. The aggregate warrants issued to each of Lender and Prospero, after giving effect to the 25% redemption, to purchase 813,407 shares of our common stock were exercisable for five years from the date of issuance at an initial exercise price equal to $2.475 per share subject to adjustment under certain events. The initial warrants granted under the agreement were cancelled. On January 28, 2008, the issued warrants were cancelled and reissued due to anti-dilution provisions resulting from our private placement offering. The Lender and Prospero were each issued new warrants to purchase 882,201 shares of our common stock at an exercise price of $2.282.

The Credit Agreement dated February 1, 2007 was amended on July 9, 2007 to reflect the increased amount of the line of credit available to us from $3.0 million to $4.0 million. On July 10, 2007, we drew down the additional $1.0 million available under the terms of the amended Credit Agreement. Prior to maturity, the $4.0 million line was converted to equity as described below.

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

On August 27, 2007, we issued 1,132,375 shares of common stock upon the conversion by the Lender, acting on behalf of the Investor, of $2,000,000 in principal amount of the Credit Agreement notes at a per share conversion price of $1.7662. On January 28, 2008, we issued 1,250,000 shares of common stock upon the conversion by the Lender, acting on behalf of the Investor, of the remaining $2,000,000 in principal amount of the Credit Agreement notes at a per share conversion price of $1.60, the offering price of our private placement.

On August 30, 2007, with the consent of the Investor, we entered into a Securities Purchase Agreement whereby we could sell 8% promissory notes (“Notes”) in the principal amount of up to $2.5 million at a price of ninety seven (97%) percent of the principal amount of Notes. The Notes were due upon the earlier of (a) six months following the final closing date of November 27, 2007, (b) the date on which we received no less than $4.0 million in gross cash proceeds from the closing of a private offering of our equity securities or (c) on the date we closed on a rights offering. We received net proceeds of approximately $2.4 million from the sale of the Notes of which $2.2 million was received from an entity owned by Richard Harriton, a related party who serves as a Director and is a major shareholder of ours. On January 28, 2008, we repaid an aggregate of $1.3 million of these notes with the proceeds from the our private offering inclusive of interest and discount of which $1.2 million was repaid to Richard Harriton and approximately $.1 million was paid to an individual lender. On May 31, 2008, the holders of the notes agreed to extend the maturity date of the remaining notes to the earlier of (a) March 31, 2009 or (b) the date on which we receive gross proceeds in excess of $7.0 million from any debt or equity financing. On May 31, 2008, the date of the extension of the maturity date, the holders were granted warrants to purchase 80,000 shares of our common stock exercisable for five years from the date of issuance at an initial exercise price equal to $2.282 per share.

Under the terms of a private placement agreement, we offered for sale a maximum of 3,437,500 units of our securities at $1.60 per unit with a minimum unit purchase of $80,000. Each unit consists of one share of common stock and 20% warrant coverage. The private placement was extended through a final closing date of May 31, 2008 for a maximum aggregate placement of $5.5 million. On January 28, 2008, we received $2.8 million for the purchase of 1,750,000 units of our securities consisting of 1,750,000 shares of common stock and stock purchase warrants (20% warrant coverage or an aggregate of 350,000 warrants) in connection with the private placement offering. The proceeds of the private placement were used primarily for working capital purposes including (i) repayment of outstanding current indebtedness including approximately $1.3 million in bridge financing incurred with the Securities Purchase Agreement (ii) payment of other outstanding obligations, and (iii) funding working capital requirements including product development and the acquisition of tooling and molds. We had received a letter from the Investor, the purchaser of 1,250,000 units in the private placement, committing the Investor subscribe and pay $2.0 million for an additional 1,250,000 units by May 31, 2008. The Investor did not deliver the $2.0 million by May 31, 2008. We are presently in discussions with the Investor regarding this obligation. Aggregate warrants issued to the investors and placement agents to purchase 375,000 shares of our common stock were issued in connection with the placement. We signed a Registration Rights Agreement whereby we are obligated to register to the extent permitted by applicable rules and regulations the resale of our shares of common stock and underlying warrants issuable within ninety (90) days following the final closing of the offering which may be extended by us for an additional ninety (90) days if we are in confidential business discussions. We are currently in confidential business discussions with regard to prospective additional financing opportunities. The registration statement is to be declared effective by the Securities and Exchange Commission within one hundred eighty (180) days following the filing date.

Beginning in May 2008, we began raising short-term financing through financing our accounts receivable. Under this program, specific accounts receivable are sold at a discount and we retain the right to repurchase the accounts, subject to a 1.5% per month financing charge. We record this as a financing transaction in which the receivables sold are carried on the consolidated balance sheet and the amount to be repaid is reflected as a short-term debt. At June 30, 2008, we had a liability of $109,000 payable to an entity owned by Richard Harriton, a related party, who serves as a Director and is a major shareholder of the Company. All accounts receivable sold at June 30, 2008, were subsequently repurchased. Subsequent to June 30, 2008, we financed approximately $363,000 of additional receivables from this related party.

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

4.3	Securities Purchase Agreement dated August 9, 2006 between the Company and Fursa Master Global Event Driven Fund, LP (16)
4.4	Security Agreement dated August 9, 2006 from the Company to Fursa Master Global Event Driven Fund, L.P. (16)
4.5	Guaranty from Innopump, Inc. to Fursa Master Global Event Driven Fund, L.P. (16)
4.6	Security Agreement from Innopump, Inc. to Fursa Master Global Event Driven Fund, L.P. (15)
4.7	Amendment No. 1. to Securities Purchase Agreement dated October 17, 2006 between the Company and Fursa Master Global Event Driven Fund, L.P. (4)
4.8	Amendment Agreement dated November 10, 2006 between the Company and Fursa Master Global Event Driven Fund, L.P. (5)
4.9	Amendment Agreement dated February 16, 2007 between the Company and Fursa Master Global Event Driven Fund, L.P. (7)
4.10	Form of Convertible Note. (3)
4.11	Form of Common Stock Purchase Warrant issued in connection with Convertible Note (3)
4.12	Form of Common Stock Purchase Warrant issued in connection with the Merger between the Company and Innopump, Inc. (3)
4.13	Line of Credit Agreement dated February 1, 2007 between the Company and Fursa Alternative Strategies, LLC. (6)
4.14	Form of Common Stock Purchase Warrant issued in connection with the Line of Credit (6)
4.15	Form of Note issued in connection with the Line of Credit (6)
4.16	Lock-up Agreement dated as of August 9, 2006 among Gerhard Brugger, Geoffrey Donaldson, Matthew Harriton, Richard Harriton and Fursa Master Global Event Driven Fund, L.P. (17)
4.17	Amendment No. 1 dated July 9, 2007 to the Line of Credit Agreement between the Company and Fursa Alternative Strategies, LLC. (12)
4.18	Form of Note issued in connection with Amendment No. 1 to the Line of Credit (12)
4.19	Securities Purchase Agreement dated as of August 30, 2007 between the Company and the Lenders Named Herein. (17)
4.20	Agreement dated February 28, 2008 between Versadial, Inc. and Fursa Master Global Event Driven Fund, L.P. (19)
4.21	Agreement dated March 31, 2008 between Versadial, Inc. and Fursa Master Global Event Driven Fund, L.P. (20)
4.22	Agreement dated April 30, 2008 between Versadial, Inc. and Fursa Master Global Event Driven Fund, L.P. (23)
4.23	Securities Purchase Agreement dated as of January 11, 2008 between the Company and the Purchasers. *

4.24	Form of Common Stock Purchase Warrant issued in connection with the Securities Purchase Agreement. *
4.25	Registration Rights Agreement dated January 11, 2008 among the Company and the Investors in connection with the Securities Purchase Agreement.*
10.1	Consulting Agreement dated April 22, 2005 between Innopump, Inc. and Park Avenue Consulting. (16)
10.2	Amended and Restated License Agreement dated January 1, 2003 between Sea Change Group, LLC and Gerhard Brugger. (15)
10.3	Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC. (16)
10.4	Sublicense Agreement dated June 2, 2006 between Innopump, Inc. and VDM Holdings, LLC . (16)
10.5	Asset Purchase Agreement dated May 25, 2005 between Sea Change Group, LLC and Innopump, Inc. (16)
10.6	Agreement and Plan of Merger dated August 9, 2006 among Carsunlimited.com, Inc., Pump Acquisition Corp. and Innopump, Inc. (3)
10.7	Amendment No. 1 dated July 13, 2006 to the Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC. (16)
10.8	Amendment No. 1 dated July 10, 2006 to the Asset Purchase Agreement dated May 25, 2005 between Sea Change Group, LLC and Innopump, Inc. (16)
10.9	Amendment as to Payment Terms dated June 16, 2006 to the Amended and Restated License Agreement dated January 1, 2003 between Sea Change Group, LLC and Gerhard Brugger. (16)
10.10	Manufacturing Agreement dated September 20, 2006 between Innopump, Inc. and Seidel GmbH & Co. (18)
10.11	Amendment No. 2 dated April 1, 2007 to the Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC. (17)
10.12	Supply Agreement dated as of April 20, 2007 effective upon execution of the Agreement to License, between Alltrista Plastics Corporation d/b/a Jarden Plastic Solutions and Innopump, Inc. (8)
10.13
Tooling Amortization Agreement dated as of April 20, 2007, effective upon execution of the Agreement to License, between Alltrista Plastics Corporation d/b/a Jarden Plastic Solutions and Innopump, Inc. (9)

10.14	Agreement to License dated as of April 20, 2007, effective April 30, 2007 by and between Gerhard Brugger, Sea Change Group, LLC and Alltrista Plastics Corporation, d/b/a Jarden Plastic Solutions. (10)
10.15	Master Supply Agreement dated July 10, 2007 between Versadial, Inc. and Avon Products, Inc. (11)
10.16	Amendment No. 3 dated September 18, 2007 to the Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC. (17)
10.17	Amendment No. 2 as to Payment Terms dated September 18, 2007 to the Amended and Restated License Agreement dated January 1, 2003 between Sea Change Group, LLC and Gerhard Brugger. (17)
10.18	Credit Memo dated May 8, 2007 between Versadial, Inc. and Avon Products, Inc. (21)
10.19	Amendment No. 4 dated January 15, 2008 to the Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC. (21)
10.20	Amendment No. 3 as to Payment Terms dated March 14, 2008 to the Amended and Restated License Agreement dated January 1, 2003 between Sea Change Group, LLC and Gerhard Brugger. (22)
10.21	Amendment No. 1 to the Consulting Agreement dated April 22, 2005 between Innopump, Inc. and Park Avenue Consulting.*
10.22	Amendment No. 5 dated June 30, 2008 to the Sublicense, Development and Technology Transfer Agreement dated May 1, 2005 between Innopump, Inc. and Sea Change Group, LLC. *
10.23	Loan Agreement dated October 20, 2008 between Sea Change Group, LLC and Innopump, Inc. (24)

14	Code of Ethics of Versadial, Inc.(17)
16.1	Letter from Sherb & Co. LLP re: Change in Registrant’s Certifying Accountant (13)
99.1	Audited financial statements of Innopump, Inc. for the years ended June 30, 2006 and 2005. (14)
31	Certification of Principal Executive and Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Principal Executive and Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)
Incorporated by reference to the Company’s Registration Statement filed on May 9, 2001 as Exhibit 3.1, to the Amendment filed with the Company’s Report on Form 8-K filed on August 2, 2006 as Exhibit 3.2, Amendment filed with the Company’s Report on Form 8-K filed on August 9, 2006 as Exhibit 3.1, and Amendment filed with the Company’s Report on Form 8-K filed on March 2, 2007 as Exhibits 3.1(1) and (2).

(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement filed on May 9, 2001
(3)	Incorporated by reference to Exhibits 2.1, 4.1, 4.2 and 4.3 of Form 8-K of the Company filed on August 11, 2006.
(4)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on October 23, 2006.
(5)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on November 15, 2006
(6)	Incorporated by reference to Exhibit 4.1 of Form 8-K of the Company filed on February 7, 2007
(7)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on February 22, 2007
(8)	Incorporated by reference to Exhibits 10.1 of Form 8-K of the Company filed on May 4, 2007
(9)	Incorporated by reference to Exhibit 10.2 of Form 8-K of the Company filed on May 4, 2007
(10)	Incorporated by reference to Exhibit 10.3 of Form 8-K of the Company filed on May 4, 2007
(11)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on July 16, 2007
(12)	Incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of Form 8-K of the Company filed on July 12, 2007.
(13)	Incorporated by reference to Exhibit 16.1 of Form 8-K/A of the Company filed on September 26, 2006.
(14)	Incorporated by reference to Exhibit 99.5 of Form 8-K/A of the Company filed on October 13, 2006.
(15)	Incorporated by reference to same Exhibit No. on Form SB-2 of the Company filed on March 16, 2007.
(16)	Incorporated by reference to same Exhibit No. on Form SB-2/A of the Company filed on August 13, 2007.
(17)	Incorporated by reference to same Exhibit No. on Form 10-KSB of the Company filed on October 15, 2007.
(18)
Incorporated by reference to same Exhibit No. on Form 10-KSB (Amendment No. 3) of the Company filed on February 7, 2008. A portion of Exhibit 10.10 has been omitted pursuant to a request for confidential treatment.

(19)	Incorporated by reference to Exhibit 1 of Form 8-K of the Company filed on March 4, 2008.
(20)	Incorporated by reference to Exhibit 1 of Form 8-K of the Company filed on April 8, 2008.
(21)	Incorporated by reference to same Exhibit No. on Form SB-2/A of the Company filed on January 23, 2008.
(22)	Incorporated by reference to same Exhibit No. on Form 10-QSB of the Company filed on May 20, 2008.
(23)	Incorporated by reference to Exhibit 1 of Form 8-K of the Company filed on May 7, 2008.
(24)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on October 24, 2008.

Item 14. PRINCIPAL ACCOUNTANT FEE AND SERVICES

The following is a summary of the fees billed to the Company by its independent accountants, Rothstein Kass & Company, P.C. applicable to the fiscal years ended June 30, 2008 and 2007:

Fee category	2008	2007

Audit fees	$104,144	$92,710

Audit-related fees	4,950	10,500

Tax fees	-	-

All other fees	-	-

Total fees	$109,094	$103,210

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November 2008.

VERSADIAL, INC.

/s/ Geoffrey Donaldson
By:	Geoffrey Donaldson, Principal Executive and Financial Officer

/s/ Karen Nazzareno
By:	Karen Nazzareno,
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 13th, 2008 by the following persons in the capacities indicated:

/s/ Geoffrey Donaldson	Chairman of the Board
Geoffrey Donaldson	Chief Executive Officer

/s/ Robin Bartosh
Robin Bartosh	Director

/s/ Edward P. Bond
Edward P. Bond	Director

/s/ Thomas Coyle	Director
Thomas Coyle

/s/ Richard Harriton	Director
Richard Harriton

Director
Michael W. Hawthorne