Form 10-Q
period 2008-09-30
VERSADIAL, INC.
filed 2008-11-26
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act. (Check one):

Large accelerated filer ☐         Accelerated filer  ☐   Non-accelerated filer    ☐         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 18,309,194 shares of common stock, par value $0.0001 per share, as of November 26, 2008.

VERSADIAL, INC.
FORM 10-Q
QUARTERLY REPORT
For the Three Months Ended September 30, 2008

TABLE OF CONTENTS

Part I - Financial Information

Item 1. Consolidated Interim Financial Statements:

Consolidated Interim Balance Sheet	1

Consolidated Interim Statements of Operations	2

Consolidated Interim Statements of Cash Flows	3-4

Notes to Consolidated Interim Financial Statements	5-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	24-25

Part II. - Other Information	26

Signatures	27

Exhibit 31

Exhibit 32

Item 1. Consolidated Interim Financial Statements

VERSADIAL, INC.

CONSOLIDATED INTERIM BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS

Current assets
Cash	$101,628	$216,705
Due from affiliates	23,964	23,964
Accounts receivable	198,708	550,554
Sublease and other receivable	24,000	19,500
Inventories	192,892	261,349
Prepaid expenses and other current assets	19,772	19,425

Total current assets	560,964	1,091,497

Property and equipment, net	5,311,098	5,692,425

Other assets
Development of production equipment in progress	5,857,703	5,599,615
Deferred financing costs	112,000	196,000
Security deposit	34,155	34,155

Total other assets	6,003,858	5,829,770

	$11,875,920	$12,613,692

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Secured accounts receivable financing and interest, related party	$370,101	$108,705
Notes and interest payable	237,569	233,439
Notes and interest payable, related party	1,185,092	1,162,434
Interest payable on convertible note	117,280	116,665
Accounts payable and accrued expenses	4,505,444	4,679,186
Due to licensor	906,528	-
Capital lease obligations	3,663,600	3,772,599
Due to related parties	287,083	275,775
Deferred revenue	135,358	153,264
Customer deposits	18,911	45,570

Total current liabilities	11,426,966	10,547,637

Long-term liabilities
Convertible note and interest payable, net of debt
discount of $90,534 and $154,605	9,388,354	9,017,266
Notes and interest payable, related parties	1,618,751	1,595,381
Due to licensor	-	809,027
Customer advance	1,700,000	1,700,000
Derivative financial instruments	8,041	235,203
Sublease security deposit, affiliate	6,830	6,830

Total long-term liabilities	12,721,976	13,363,707

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value, 2 million shares authorized, zero issued and outstanding
Common stock, $.0001 par value, 35 million shares authorized,
18,309,194 issued and outstanding	1,831	1,831
Additional paid-in-capital	8,737,392	8,722,502
Accumulated deficit	(21,012,245)	(20,021,985)

Total stockholders' deficit	(12,273,022)	(11,297,652)

	$11,875,920	$12,613,692
See accompanying notes to consolidated interim financial statements

VERSADIAL, INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2008	2007
	(unaudited)	(unaudited)

Net revenues	$454,746	$148,687

Cost of revenues
Direct costs	241,006	290,989
Indirect costs	454,614	421,503

	695,620	712,492

Gross margin	(240,874)	(563,805)

Operating expenses
General and administrative	698,106	787,637

Loss from operations	(938,980)	(1,351,442)

Other income (expenses)
Sublease income, affiliates	12,915	12,915
Interest expense	(317,642)	(479,219)
Interest expense, related parties	(55,217)	(25,777)
Amortization of debt discount	(64,072)	(190,227)
Amortization of financing costs	(84,000)	(125,322)
Gain (loss) on derivative financial instruments	227,162	(526,901)
Gain (loss) on foreign currency exchange	229,574	(33,174)

	(51,280)	(1,367,705)

Net loss	$(990,260)	$(2,719,147)

Weighted average common shares outstanding
Basic and Diluted	18,309,194	14,318,197

Loss per common share
Basic and Diluted	$(0.05)	$(0.19)
See accompanying notes to unaudited consolidated interim financial statements

VERSADIAL, INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2008	2007
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(990,260)	$(2,719,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	381,327	203,366
Amortization of financing costs	84,000	125,322
Amortization of debt discount	64,072	190,227
(Gain) loss on derivative financial instruments	(227,162)	526,901
Compensation expense for issuance of warrants	14,890	-
Changes in operating assets and liabilities:
Due from affiliates	-	176
Accounts receivable	351,846	1,931
Sublease and other receivable	(4,500)	(229,347)
Inventories	68,457	(97,053)
Prepaid expenses and other current assets	(347)	(8,169)
Due to licensor	97,501	98,673
Accounts payable and accrued expenses	(173,742)	276,538
Payments on capital leases	(108,999)	(58,223)
Due to related parties	11,308	28,304
Deferred revenue	(17,906)	257,966
Customer deposits	(26,659)	-
Interest payable	362,786	391,901

Net cash used in operating activities	(113,388)	(1,010,634)

Cash flows from investing activities
Purchase of equipment	-	(186,655)
Payment of development of production equipment in progress	(258,088)	(653,407)

Net cash used in investing activities	(258,088)	(840,062)

Cash flows from financing activities
Proceeds from secured accounts receivable financing, related party	363,000	-
Proceeds from issuance of note, related parties	-	600,000
Proceeds from issuance of notes	-	1,200,000
Payments on secured accounts receivable financing, related party	(106,601)	-
Payments for financing costs	-	(30,000)

Net cash provided by financing activities	256,399	1,770,000

Net decrease in cash	(115,077)	(80,696)

Cash, beginning of period	216,705	134,361

Cash, end of period	$101,628	$53,665

See accompanying notes to unaudited consolidated interim financial statements

VERSADIAL, INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended
	September 30,
	2008	2007
	(unaudited)	(unaudited)

Supplemental disclosure of cash flow information,
cash paid during the period for interest	$6,786	$101,857

Supplemental disclosure of non-cash investing and financing activities:

Convertible debentures and note converted to common stock	$-	$2,000,000

Interest paid in common stock	$-	$796,687

Purchase of equipment financed by lease obligation	$-	$870,965

Reclassification of deposit on equipment to equipment	$-	$147,493

Interest converted to principal on convertible debenture	$201,917	$-

See accompanying notes to unaudited consolidated interim financial statements

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1.	Basis of presentation and consolidation

The accompanying unaudited consolidated interim financial statements of Versadial, Inc. (hereinafter referred to as the “Registrant” or “Versadial” or the “Company”) as of September 30, 2008 and June 30, 2008 and for the three months ended September 30, 2008 and 2007 reflect all adjustments of a normal and recurring nature to fully present the consolidated financial position, results of operations and cash flows for the interim periods. The unaudited consolidated interim financial statements include the accounts of the Company, Versadial, Inc., its wholly owned subsidiary, Innopump, Inc. (“Innopump”) and Sea Change Group, LLC (“SCG”), a variable interest entity (“VIE”) that the Company is the primary beneficiary of under Financial Accounting Standards Board Interpretation 46R, “Consolidation of Variable Interest Entities”. All significant intercompany transactions and account balances have been eliminated in consolidation. These unaudited consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Article 8 and Article 10 of Regulations S-X. Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results that may occur for the year ending June 30, 2009.

The consolidated balance sheet as of June 30, 2008 was derived from the Company’s audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America (“US GAAP”).

The Company’s fiscal year ends on June 30, and therefore references to fiscal 2009 and 2008 refer to the fiscal years ended June 30, 2009 and June 30, 2008, respectively.

The Company is engaged in the manufacture of a dual dispenser that enables the user to blend two liquids in varying proportions. The dispensers are currently manufactured in both Germany and the United States and are being utilized in the food, sun care, skincare, and cosmetic industries.

2.	Going concern and management’s response

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At September 30, 2008, the Company has incurred cumulative losses of approximately $21.0 million since inception. The Company has a working capital deficit of approximately $10.9 million and a stockholders’ deficit of approximately $12.3 million as of September 30, 2008.

At September 30, 2008, current liabilities include accounts payable and accrued expenses of approximately $4.5 million of which approximately $1.9 million is for the purchase and development of new equipment due to two vendors in Germany. In October 2008, the Company reached an agreement with one of these vendors for the $1.1 million due that vendor to amortize these costs over production on a per piece basis, which commenced in November 2008, with any remaining unamortized balance due in monthly installments commencing July 2009 through December 2009. In October 2008, the Company reached an agreement with the other vendor for the $0.8 million due that vendor whereby the Company would pay approximately $275,000 in October 2008 and the remaining balance at a rate of approximately $75,000 per month until paid. The payments were made as scheduled with the proceeds from a financing as described below. Approximately $1.1 million included in accounts payable is due to a vendor in the United States for; (a) the amortization of purchased equipment under a capital lease obligation of approximately $0.6 million and; (b) start up costs and additional equipment at a new U.S. based facility of approximately $0.5 million. In October 2008, the Company paid approximately $0.5 million of the balance due the vendor for the amortization from the proceeds of a financing as described below and is in discussions with the vendor for deferred payment of the balance. Current capital lease obligations of approximately $3.7 million are to be repaid through amortization of production based on the number of units produced with any balance due 18 months from the start of production which commenced in November 2007. The Company anticipates revenues from production may cover this obligation and that alternatively this obligation may be extended as to the term and amount of amortization per unit produced. Approximately $1.2 million of current liabilities relates to bridge loans which will be repaid upon the earlier of March 31, 2009 or out of the proceeds from any new additional financings in excess of $7.0 million. In addition, the royalty due to licensor included in current liabilities of approximately $.9 million, will not be due prior to July 1, 2009 as per the terms of an agreement with the licensor (see Note 7).

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

On October 20, 2008, Innopump entered into an unsecured loan agreement with SCG. SCG is the sublicensor of the patented technology used in the manufacture of the Company’s proprietary products. The loan is for a principal amount of $3,445,750, matures on June 29, 2009 and bears interest at the rate of one and eighty three hundredths percent (1.83%) per month. The net proceeds from the loan, after fees and the required establishment of a cash collateral account, aggregated approximately $2.2 million. The proceeds of the loan are to be used primarily for working capital purposes including (i) payment of current accounts payable and other outstanding obligations as described above, and (ii) funding anticipated working capital requirements including product development and the acquisition of tooling and molds (see Note 11).

Management recognizes that the Company must generate additional revenue and gross profits to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base and product lines. In regard to these objectives, the Company commenced production in connection with a supply agreement with a customer in the consumer products industry as related to the manufacture of a new size (20mm) dispenser in November 2008 (see Note 9). In addition, the Company relocated its operations for the production of its two current product lines (the 40mm and 49mm size dispensers) from Germany to the United States. The manufacturing facility in the United States commenced operations in November 2007 and became fully operational in February 2008. This new facility has increased both production capacity and gross profit margins on these product lines and management anticipates these trends to continue in the current fiscal year (see Note 9). Management believes that the capital received to date from previous financings may not be sufficient to meet financial obligations in regard to the capital equipment commitments required to expand its product line and increase production capacity and to fund operations and repay debt during the next twelve months. Additional debt or equity financing may be required which may include receivables or purchase order financing, the issuance of new debt or equity instruments, additional amortization of a portion of construction costs through the Company’s production partners and possible restructuring of current amortization agreements.

There can be no assurance that the Company will be successful in building its customer base and product line or that available capital will be sufficient to fund current operations and to meet financial obligations as it relates to capital expenditures and debt repayment until such time that the revenues increase to generate sufficient profit margins to cover operating costs and amortization of capital equipment. If the Company is unsuccessful in building its customer base or is unable to obtain additional financing on terms favorable to the Company, there could be a material adverse effect on the financial position, results of operations and cash flows of the Company. The accompanying consolidated interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Summary of significant accounting policies

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Accounts are written off as uncollectible at the discretion of management. There was no allowance for doubtful accounts at September 30, 2008 and June 30, 2008.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), net loss per common share amounts (“basic EPS”) are computed by dividing net loss by the weighted-average number of common shares outstanding and excluding any potential dilution. Net loss per common share amounts assuming dilution (“diluted EPS”) are generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants. However, because their effect is antidilutive, the Company has excluded stock warrants and the potential conversion of convertible securities aggregating 11,686,212 and 10,152,249 from the computation of diluted EPS for the three months September 30, 2008 and September 30, 2007, respectively.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107, "Disclosures About Fair Value of Financial Instruments,” approximate the carrying amounts presented in the accompanying balance sheet.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Impairment of Long-Lived Assets

Certain long-lived assets of the Company are reviewed at least annually to determine whether there are indications that their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. In the fourth quarter of fiscal 2008, we tested for impairment of our long lived assets as part of our annual long-lived asset impairment review. There were no impairment charges for the three months ended September 30, 2008 or for the year ended June 30, 2008. There can be no assurance that there will not be impairment charges in subsequent periods as a result of our future periodic impairment reviews. To the extent that future impairment charges occur, they will likely have a material impact on our financial results.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FAS 141R on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2010.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FAS 160 on the consolidated results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2010.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

4.	Inventories

Inventories consist of the following:
	September 30,	June 30,
	2008	2008

Raw materials	$62,481	$116,368
Work-in-process	127	3,303
Finished goods	130,284	141,678

	$192,892	$261,349

5. Secured Accounts Receivable and Purchase Order Financing, Related Party

Beginning in May 2008, the Company began raising short-term financing through financing its accounts receivable. Under this program, specific accounts receivable are sold at a discount and the Company retains the right to repurchase the accounts, subject to a 1.5% per month financing charge. The Company records this as a financing transaction in which the receivables sold are carried on the consolidated balance sheet and the amount to be repaid is reflected as a short-term debt. At June 30, 2008, this liability of approximately $109,000 inclusive of interest was payable to an entity owned by Richard Harriton, a related party, who serves as a Director and is a major shareholder of the Company. All accounts receivable sold at June 30, 2008, were subsequently repurchased by the Company. At September 30, 2008, the Company financed approximately $363,000 of additional receivables and receivables to arise subsequent to September 30, 2008 from this related party. As of November 26, 2008, approximately $163,000 of these amounts have been repurchased by the Company to date. Interest expense approximated $7,000 for the three months ended September 30, 2008.

6. Fair values of Financial Instruments

Cash, Accounts Receivable and Accounts Payable

The fair values of cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Derivatives

The fair values for certain of the Company’s warrants are based on current settlement values.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Pursuant to Paragraph 14 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", certain warrants issued by the Company meet the requirements of and are accounted for as a liability since the warrants contain registration rights where Liquidated Damages Warrants would be required to be issued to the holder in the event the Company failed to receive and maintain an effective registration.

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

The initial value of the warrants granted on August 9, 2006 ($635,000) was treated as a discount to the convertible notes payable (debt discount) and recorded as a liability (derivative financial instruments). The value of the additional warrants granted on October 17, 2006, March 31, 2007, and May 4, 2007 in connection with convertible notes payable ($346,000) were treated as additional debt discount expense and recorded as a liability (derivative financial instruments). The value of the warrants granted on February 1, 2007 ($494,000) related to a line of credit were treated as a discount to the debt (debt discount) and recorded as a liability (derivative financial instruments). The value of the warrants granted on January 28, 2008 ($72,000) as part of a private placement were treated as a component of equity and recorded as a liability (derivative financial instruments). The additional incremental fair value of the warrants reissued on January 28, 2008 ($47,000), as part of the antidilution requirements resulting from the private placement unit price, was recorded as compensation cost and recorded as a liability (derivative financial instruments).

Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital.

The Company adopted Statement of Financial Accounting Standards 157, "Fair Value Measurements" (SFAS No. 157”) for the first quarter of the fiscal year ending June 30, 2009, and there was no material impact to the consolidated financial statements. SFAS 157 currently applies to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. In February 2008, FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is in the process of evaluating the effect, if any, of the adoption of FSP No. 157-2 will have on its consolidated results of operations or financial position. The Company does not expect the adoption of FSP No. 157-2 to have a material effect on its consolidated financial statements.

On October 10, 2008, the FASB issued FSP FAS No. 157-3, “Fair Value Measurements” (FSP FAS 157-3), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of this standard did not have a material impact on the Company’s consolidated results of operations, cash flows or financial positions.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 155” (“SFAS 159”). This statement permits entities to choose to measure selected assets and liabilities at fair value. The Company adopted SFAS 159 on July 1, 2008 resulting in no material impact to the Company’s financial condition, results of operation or cash flows.

SFAS No. 157 requires disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is intended to enable the readers of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The derivative liabilities are valued using the Black-Scholes model using inputs applicable to each issuance. Such valuation falls under Level 3 of the fair value hierarchy under FAS 157.

The Company has financial liabilities classified as Level 3 in the fair value hierarchy consisting of warrants to purchase common stock, which are accounted for as derivative financial instruments and had a value of approximately $8,000 and $235,000 at September 30, 2008 and June 30, 2008, respectively. The derivative gain (loss) for the three months ended September 30, 2008 and 2007 approximated $227,000 and $(527,000), respectively.

7. License agreement

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

The License Agreement calls for royalties to be paid to the Licensor 30% of all gross revenues with respect to sublicensing agreements in which the Licensee does not manufacture the dispenser. With respect to the sale of the dispenser and products derived thereof, rates will vary between the greater of 5% and 8.5% or a minimum royalty per the agreement.

At September 30, 2008 and June 30, 2008, the Licensor was due approximately $907,000 and $809,000 in past due royalties, respectively.

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

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

8. Stockholders’ deficit

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

At September 30, 2008, the basic loss per common share does not include an aggregate of 4,651,076 warrants outstanding and 7,035,136 shares issuable under the terms of convertible debt. At September 30, 2007, the basic loss per common share does not include an aggregate of 3,778,834 warrants outstanding and 6,373,415 shares issuable under the terms of convertible debt. The effect of these securities would be antidilutive. These warrants are currently exercisable at prices that range between $.94-$2.282 and expire between August 9, 2011 and July 1, 2013. At September 30, 2007, diluted loss per common share includes 3,082,491 shares as calculated using the treasury stock method for proceeds that would have been received from the exercise of convertible debt and warrants as if they were used to purchase common stock at the average market price during the period.

Issuance of Warrants

On July 1, 2008, in consideration for an amendment of the terms of the sublicense between the Company and SCG on June 30, 2008, the Company granted SCG 250,000 warrants to purchase the Company’s common stock exercisable for five years from the date of issuance at an initial exercise price equal to $2.282 per share. These warrants were valued at the grant date at approximately $15,000 and were treated as compensation expense. The fair value was calculated using the Black Scholes model with an expected volatility of 51% and a risk free interest rate of 3.00%. SCG assigned 175,000 of these warrants to two related parties as consideration for debt extensions.

9. Commitments and contingencies

Manufacturing Agreement and Equipment Purchase

On September 20, 2006, the Company entered into a 30-month manufacturing agreement with an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for the Company for a new size (20 millimeter) dispenser. The Company will place all customer orders relating to the product with the contractor until at least eighty percent (80%) of the manufacturer’s production capacity is utilized based on five (5) days per week, three (3) shifts per day. The agreement calls for the Company to make payments in the aggregate of approximately $5.3 million for the required production molds. As of September 30, 2008, the Company has paid an aggregate of approximately $3.1 million for the production molds which are included in deposits on production equipment in progress and has an outstanding liability due the contractor for $1.4 million which is included in current liabilities. On October 2, 2008, the Company agreed to pay the contractor an aggregate of $1.7 million for additional equipment to be purchased and for development costs related to the molds under the terms of an amortization agreement. The September 30, 2008 obligation due to the contractor of $1.4 million includes approximately $1.1 million related to the $1.7 million obligation. The remaining $.6 million is attributable to equipment and development costs incurred subsequent to September 30, 2008. These costs in the aggregate of $1.7 million will be deferred and amortized over production on a per piece basis with any remaining unamortized balance due in monthly installments commencing July 2009 through December 2009. Upon completion of construction of the production molds, the remaining balance due the contractor of approximately $.2 million will be financed through a capital lease to be paid monthly through March 2009. Production commenced as related to the agreement in November 2008 (see Note 11).

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

In conjunction with the above manufacturing agreement, the Company also ordered related assembly equipment from a vendor in the amount of approximately $1.2 million. The Company has made payments of approximately $.4 million for the equipment and has a current liability of approximately $.8 million for the balance which is included in deposits on production equipment in progress and in current liabilities. The equipment was received in December 2007. In October, 2008, the Company reached an agreement with the vendor for the $.8 million due whereby the Company would pay approximately $275,000 in October 2008 and the remaining balance at a rate of approximately $75,000 per month including 7% interest on the past due amount until paid. The payments were made as scheduled with the proceeds from a financing (see Note 11).

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

These Agreements provided that the Supplier would fund the majority of the estimated $4.6 million cost of the injection molding, tooling and automated equipment necessary to produce the products to be purchased by the Company. Although financed by the Supplier, the equipment will be owned by the Company. The Company capitalized the related equipment at inception of production in November 2007. The cost of the tooling and automated equipment, with a three (3%) percent per annum interest factor, will be amortized over a period of 18 months against dispensers purchased and delivered to the Company pursuant to the Supply Agreement, with a per unit amortization cost included in the cost price for the dispensers. If the Company fails to place orders within 18 months sufficient to cover the amortization, any remaining balance will be due in 18 months from the inception of the respective amortization period.

As of September 30, 2008, all of the molds and equipment in the aggregate of approximately $4.6 million were completed, utilized in production and capitalized by the Company. Approximately $4.35 million of this cost is being amortized. For the three months ended September 30, 2008, amortization of the molds and equipment approximated $75,000. The remaining balance due at September 30, 2008 of approximately $3.6 million is to be amortized over production with any remaining balance due 18 months from inception of production. The Company is currently in arrears at September 30, 2008 in the amount of approximately $694,000 in amortization which is included in current liabilities. In October, 2008, the Company paid $500,000 of the past due amortization from the proceeds of a financing (see Note 11). The Company is in discussions with the contractor to restructure the current amortization program as to duration of term and amount per piece to be amortized.

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

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Customer Master Supply Agreement

On July 10, 2007 the Company entered into a two-year Master Supply Agreement with Avon Products, Inc. (“Avon”), a consumer products company for seventeen million units of certain of the Company’s products. The Agreement will remain in effect through the second anniversary of the first shipment of such products in commercial production quantities. On October 2, 2008, the agreement was amended and Avon’s commitment to purchase certain of the Company’s products was reduced in number in return for certain price adjustments based on current market conditions (see Note 11).

Pursuant to the terms of the Credit Memo previously entered into with Avon, the Company was to repay Avon’s $1.7 million advances received in fiscal year 2007 by a credit against the purchase price of products sold to Avon pursuant to the Master Supply Agreement and pursuant to other agreements that may be entered into between Versadial and Avon, commencing six months after the date of the first shipment of products to Avon. On October 2, 2008, the Company was fully relieved of its obligation to repay the $1.7 million advance provided that the Company shall instead pay the tooling and mold contractor this amount pursuant to a payment schedule to be determined between the Company and the contractor as consideration for additional equipment costs and development costs related to the tooling and mold expenses. In the event of a default by the Company in payment to the contractor, the credit relief granted shall immediately be null and void to the extent of any unpaid balance, and the customer shall have the right to enforce against the Company collection of the full amount of such unpaid balance. Upon the Company’s payment to the tooling and mold contractor, the Company will recognize the credit relief granted by Avon (see Note 11). Production commenced in November 2008.

10. Major customers and segment information

Major customers

Customers accounting for 10% or more of revenues are as follows:

	Three months ending September 30, 2008	Three months ending September 30, 2007

Customer A	$318,000	$27,000
Customer B	53,000	39,000
Customer C	-	74,000

	$371,000	$140,000

Accounts receivable from customer A aggregated approximately $95,000 at September 30, 2008.

Segment information

Assets, classified by geographic location are as follows:

	September 30,	June 30,
	2008	2008

United States	$4,791,282	$5,502,628
Other countries	7,084,638	7,111,064

	$11,875,920	$12,613,692

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Assets in other countries are primarily inventory and equipment which are located at subcontractor production facilities in Germany and amounts classified as deposits on production equipment.

Revenue, classified by the major geographic areas was as follows:

	Three months ending September 30, 2008	Three months ending September 30, 2007

United States	$347,218	$100,970
Other countries	107,528	47,717

	$454,746	$148,687

11. Subsequent events

Manufacturing Agreement and Equipment Purchase

On September 20, 2006, the Company entered into a 30-month manufacturing agreement with an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for the Company for a new size (20 millimeter) dispenser. On October 2, 2008, the agreement was amended for certain price adjustments based on current market conditions. The Company also agreed to pay the contractor an aggregate of $1.7 million for additional equipment to be purchased and for development costs related to the molds under the terms of an amortization agreement. The September 30, 2008 obligation due to the contractor of $1.4 million includes approximately $1.1 million related to the $1.7 million obligation. The remaining $.6 million is attributable to equipment and development costs incurred subsequent to September 30, 2008. These costs in the aggregate of $1.7 million will be deferred and amortized over production. Contemporaneously with this agreement, on October 2, 2008, the Company was fully relieved of its obligation to repay the $1.7 million advance from Avon provided that the Company shall instead pay the tooling and mold contractor this amount. The payment due the contractor is independent of the credit relief that Avon has provided the Company; however, if Avon does not forgive any or all of the $1.7 million advance, then the Company and the contractor shall promptly negotiate a mutually agreeable payment schedule for any balance due. The $1.7 million is to be paid to the contractor on a per piece amortization for all pieces produced through June 30, 2009, with any balance to be paid in six equal monthly payments from July 2009 through December 2009 (see Note 9). Production commenced as related to the agreement in November 2008.

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

In addition, pursuant to the terms of the Credit Memo previously entered into with Avon, the Company was to repay Avon’s $1.7 million advances received in fiscal year 2007 by a credit against the purchase price of products sold to Avon. On October 2, 2008, the Company was fully relieved of its obligation to repay the $1.7 million advance provided that the Company shall instead pay the tooling and mold contractor this amount pursuant to a payment schedule to be determined between the Company and the contractor as consideration for additional equipment costs and development costs related to the tooling and mold expenses. In the event of a default by the Company in payment to the contractor, the credit relief granted shall immediately be null and void to the extent of any unpaid balance, and the customer shall have the right to enforce against the Company collection of the full amount of such unpaid balance. Upon the Company’s payment to the tooling and mold contractor, the Company will recognize the credit relief granted by Avon (see Note 9). Production commenced as related to the agreement in November 2008.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with our financial statements, which are included in another section of this 10-Q. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in this Report should be read as applying to all forward-looking statements in any part of this 10-Q. The forward-looking statements are made as of the date of this Form 10-Q, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons actual results could differ from those projected in such forward-looking statements.

NATURE OF BUSINESS AND COMPETITION

Versadial is engaged in the manufacture of a dual dispenser that enables the user to blend two liquids in varying proportions. The dispensers are currently manufactured in both Germany and the United States and are being utilized in the food, sun care, skincare, and cosmetic industries. Versadial’s business is designed to capitalize on the commercial opportunities for innovation in packaging and dispensing within the consumer products industries. Substantially all of our revenues come from wholesale sales and our customers are located both in the United States and in Europe. The manufacture of the dual dispensers are currently outsourced to third party subcontractors in the United States for our 40mm and 49mm size dispensers and in Germany for our 20mm size dispenser and are currently being utilized in the food, sun care, skincare, and cosmetic industries.

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

Recent Developments

The following developments took place during the three months ended September 30, 2008 and subsequent to September 30, 2008:

•
On September 20, 2006, we entered into a 30-month manufacturing agreement with an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for us for a new size (20 millimeter) dispenser. On October 2, 2008, the agreement was amended for certain price adjustments based on current market conditions. We also agreed to pay the contractor an aggregate of $1.7 million for additional equipment to be purchased and for development costs related to the molds under the terms of an amortization agreement. The September 30, 2008 obligation due to the contractor of $1.4 million includes approximately $1.1 million related to the $1.7 million obligation. The remaining $.6 million is attributable to equipment and development costs incurred subsequent to September 30, 2008. These costs in the aggregate of $1.7 million will be deferred and amortized over production. Contemporaneously with this agreement, on October 2, 2008, we were fully relieved of our obligation to repay the $1.7 million advance received from our customer, Avon, provided that we shall instead pay the tooling and mold contractor this amount. The payment due the contractor is independent of the credit relief that Avon has provided us; however, if Avon does not forgive any or all of the $1.7 million advance, then we and the contractor shall promptly negotiate a mutually agreeable payment schedule for any balance due. The $1.7 million is to be paid to the contractor on a per piece amortization for all pieces produced through June 30, 2009, with any balance to be paid in six equal monthly payments from July 2009 through December 2009. Production commenced as related to the agreement in November 2008.

•
On July 10, 2007 we entered into a two-year Master Supply Agreement with Avon, a consumer products company for seventeen million units of certain of our Company’s products. On October 2, 2008, the agreement was amended and Avon’s commitment to purchase certain of our products was reduced in number in return for certain price adjustments based on current market conditions.

In addition, pursuant to the terms of the Credit Memo previously entered into with Avon, we were to repay Avon’s $1.7 million advance received in fiscal year 2007 by a credit against the purchase price of products sold to Avon. On October 2, 2008, we were fully relieved of our obligation to repay the $1.7 million advance provided that we shall instead pay the tooling and mold contractor this amount pursuant to a payment schedule to be determined between us and the contractor as consideration for additional equipment costs and development costs related to the tooling and mold expenses. In the event of a default by us in payment to the contractor, the credit relief granted shall immediately be null and void to the extent of any unpaid balance, and the customer shall have the right to enforce against us collection of the full amount of such unpaid balance. Upon our payment to the tooling and mold contractor, we will recognize the credit relief granted by Avon. Production commenced as related to the agreement in November 2008.

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

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates, which also would have been reasonable, could have been used, which would have resulted in different financial results. The Company adopted changes to its critical accounting policies during the first three months of the fiscal year ending June 30, 2009 as set forth below.

In September 2006, the FASB issued SFAS 157. This Standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities for the first quarter of the fiscal year ending June 30, 2009. The disclosures required under SFAS 157 are set forth in Note 6 to our condensed financial statements set forth in Item 1 of this quarterly report. We are currently in the process of evaluating the effect, if any, that the adoption of FSP 157-2 will have on our results of operations or financial position.

On October 10, 2008, the FASB issued FSP FAS No. 157-3, “Fair Value Measurements” (FSP FAS 157-3), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The adoption of this standard did not have a material impact on the Company’s consolidated results of operations, cash flows or financial positions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 155” (“SFAS 159”). This statement permits entities to choose to measure selected assets and liabilities at fair value. The Company adopted SFAS 159 on July 1, 2008 resulting in no material impact to the Company’s financial condition, results of operation or cash flows.

The critical accounting policies we identified in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008 related to various significant accounting policies. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-KSB, as filed with the SEC on November 14, 2008.

RESULTS OF OPERATIONS

Executive Summary

The table below sets forth a summary of financial highlights for the three months ended September 30, 2008 and 2007:

Overall, our revenue grew substantially by 206% during the current quarter as our operations began to grow in the skincare and cosmetic sectors. Our direct costs were 53% and 196% of revenues for the respective periods due to several factors, which were primarily the need for manual labor of certain functions in Germany in 2007 which have ceased as we relocated our operations to the U.S. in late 2007, the unfavorable Euro/US Dollar currency exchange fluctuation in 2007, which also has ceased as a result of this relocation, and high direct freight costs in 2007 due mainly to component parts being produced in the U.S. and shipped to Germany for assembly prior to completion of the U.S. facility becoming fully operational. Our indirect costs, which consist mainly of depreciation, costs for prototype samples for new customers and products, and costs for testing of new equipment, were approximately $.4 million in 2007 and $.5 million in 2008. Our revenues did not increase enough to cover these indirect costs. Our general and administrative expenses decreased about 11% in the current fiscal period due to a decrease in consulting fees for primarily overseas consultants no longer required. These changes are explained in more detail below.

Our focus for the coming fiscal year will be to grow our revenues and continue to decrease our direct costs per unit which we believe will be accomplished as our transition to the U.S. has been completed for production of our 40mm and 49mm dispensers and our new 20mm dispenser product line is now completed. Manufacturing of our new 20mm dispenser commenced in November 2008 at the Seidel plant located in Germany. We estimate we will be able to produce approximately 15 million units annually of our 20mm dispenser. In addition, we believe the completion of our new U.S. based facility in February 2008 for our 40 and 49mm product line will enable us to increase production with substantially all new automated molds and assembly equipment. We estimate we will be able to produce approximately 20 million units annually of these products. We have commitments from several multi-national customers for in excess of four (4) million units at the current time for our various products. We also anticipate improving our costs and margins as both the injection molding and assembly functions will be performed together at both of these new subcontractor facilities and we will be better able to manage our costs as they will be on a per piece basis and we will no longer need to purchase individual component parts and contract assembly labor separately. Additionally, we will retain the services of Holzmann Montague, our prior assembly manufacturer in Germany, for development projects with new and existing customers, and possibly for assembly of foreign orders or additional production use if necessary.

For the three months ended September 30,	2008	2007	CHANGE

Net revenues	$454,746	$148,687	206%

Cost of revenues
Direct costs	241,006	290,989	-17%
Indirect costs	454,614	421,503	8%

	695,620	712,492	-2%

Gross margin	(240,874)	(563,805)	-57%

Operating expenses
General and administrative	698,106	787,637	-11%

Loss from operations	(938,980)	(1,351,442)	-31%

Other income (expenses)
Sublease income, affiliates	12,915	12,915	0%
Interest and other expense	(317,642)	(479,219)	-34%
Interest expense, related parties	(55,217)	(25,777)	114%
Amortization of debt discount	(64,072)	(190,227)	-66%
Amortization of financing costs	(84,000)	(125,322)	-33%
Loss on derivative financial instruments	227,162	(526,901)
Loss on foreign currency exchange	229,574	(33,174)	-792%

	(51,280)	(1,367,705)	-96%

Net loss	$(990,260)	$(2,719,147)	-64%

REVENUES. During the three months ended September 30, 2008, we had revenues of $454,746 as compared to revenues of $148,687 during the three months ended September 30, 2007, an increase of approximately 206%. In 2008, 82% of the revenue was primarily attributable to two customers in the cosmetic and food industries. In 2007, 95% of the revenue was primarily attributable to three customers in the skincare, cosmetic and food industries. As discussed above, we anticipate our revenues to continue to increase in the coming fiscal year.

GROSS MARGIN. Cost of revenues – direct costs, which consist of direct labor, overhead and product costs, were $241,006 (53% of revenues) for the three months ended September 30, 2008 as compared to $290,989 (196% of revenues) for the year three months September 30, 2007. The significant improvement in the percentage of direct costs as related to revenues for 2008 is a direct result of our relocation to the United States in late 2007 as more fully described above. Cost of revenues – indirect costs, which consist of indirect labor, quality control costs, factory maintenance, product development and depreciation, were $454,614 for the three months ended September 30, 2008 as compared to $421,503 for the three months ended September 30, 2007. The increase was due primarily to increased depreciation of approximately $178,000 due to the purchase of more manufacturing equipment, which was offset by a decrease in additional costs for runoff testing of parts needed to validate the new U.S. equipment in 2007. Gross margin was a deficit of $(240,874) for the three months ended September 30, 2008 as compared to a deficit of $(563,805) for the three months ended September 30, 2007, representing gross margins of approximately (53) % and (379) % of revenues, respectively. We believe that indirect costs, which are primarily related to depreciation and the testing of new automated equipment, will decrease both in amount and as a percent of revenues as the equipment is placed in service and revenues increase to cover these costs.  We also believe direct costs should remain at the current level as a percentage of revenues as discussed above as our new U.S. facility became fully operational in February 2008 and our new 20mm facility in Germany will became operational in November 2008 and both our capacity and production capabilities will increase and we will become more cost efficient.

OPERATING EXPENSES. General and administrative expenses totaled $698,106 for the three months ended September 30, 2008, as compared to $787,637 for the three months ended September 30, 2007, a decrease of approximately 11%. This decrease of approximately $90,000 is primarily attributable to a decrease in consulting fees for primarily overseas consultants no longer required.

NET LOSS. We had a net loss of $990,260 for the three months ended September 30, 2008 as compared to $2,719,147 for the three months ended September 30, 2007, a decrease of approximately $1,729,000. The decrease in net loss is attributable to the corresponding increases and decreases in revenues, general and administrative expenses and cost of revenues as described above. In addition, interest expense and amortization of debt/financing costs decreased by approximately $299,000 in 2008 due to conversion of certain debt obligations and completion of certain amortization periods. In addition, we recognized derivative income of approximately $227,000 for the three months ended September 30, 2008 as compared to a derivative loss of approximately ($527,000) for the three months ended September 30, 2007 as a result of the decline of the market price of our shares in the current period as compared to the prior period. We believe that revenues should increase in the coming fiscal year as we introduce our new product line and are able to grow our customer base, and direct costs should decrease as production becomes more automated and diversified in both the U.S. and in Germany, allowing operating expenses to decline on a per piece basis and indirect costs to be covered.

GOING CONCERN, LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our working capital deficit as of September 30, 2008:

At September 30,
2008

Current assets	$560,964
Current liabilities	11,426,966

Working capital deficit	$(10,866,002)

At September 30, 2008, we had incurred cumulative losses of approximately $21.0 million since inception and $1.0 million for the three months ended September 30, 2008. We have a working capital deficit of approximately $10.9 million and a stockholders’ deficit of approximately $12.3 million as of September 30, 2008.

During the three months ended September 30, 2008, we did not utilize cash for operating activities as a result of accounts receivable collections supporting part of our operations and a corresponding increase in our accounts payable and accrued expenses of approximately $.2 million due to the revenues not yet great enough to cover all general and administrative expenses and indirect costs. We utilized net cash of approximately $.1 million from investing and financing activities primarily to purchase molds and equipment. Our cash balance decreased by approximately $.1 million for the three months ended September 30, 2008.

At September 30, 2008, current liabilities include accounts payable and accrued expenses of approximately $4.5 million of which approximately $1.9 million is for the purchase and development of new equipment due to two vendors in Germany. In October 2008, we reached an agreement with one of these vendors for the $1.1 million due that vendor to amortize these costs over production on a per piece basis, which commenced in November 2008, with any remaining unamortized balance due in monthly installments commencing July 2009 through December 2009. In October 2008, we reached an agreement with the other vendor for the $0.8 million due that vendor whereby we would pay approximately $275,000 in October 2008 and the remaining balance at a rate of approximately $75,000 per month until paid. The payments were made as scheduled with the proceeds from a financing as described below. Approximately $1.1 million included in accounts payable is due to a vendor in the United States for; (a) the amortization of purchased equipment under a capital lease obligation of approximately $0.6 million and; (b) start up costs and additional equipment at a new U.S. based facility of approximately $0.5 million. In October 2008, we paid approximately $0.5 million of the balance due the vendor for the amortization from the proceeds of a financing as described below and is in discussions with the vendor for deferred payment of the balance. Current capital lease obligations of approximately $3.7 million are to be repaid through amortization of production based on the number of units produced with any balance due 18 months from the start of production which commenced in November 2007. We anticipate revenues from production may cover this obligation and that alternatively this obligation may be extended as to the term and amount of amortization per unit produced. Approximately $1.2 million of current liabilities relates to bridge loans which will be repaid upon the earlier of March 31, 2009 or out of the proceeds from any new additional financings in excess of $7.0 million. In addition, the royalty due to licensor included in current liabilities of approximately $.9 million, will not be due prior to July 1, 2009 as per the terms of an agreement with the licensor.

On October 20, 2008, Innopump entered into an unsecured loan agreement with SCG. SCG is the sublicensor of the patented technology used in the manufacture of our proprietary products. The loan is for a principal amount of $3,445,750, matures on June 29, 2009 and bears interest at the rate of one and eighty three hundredths percent (1.83%) per month. The net proceeds from the loan, after fees and the required establishment of a cash collateral account, aggregated approximately $2.2 million. The proceeds of the loan are to be used primarily for working capital purposes including (i) payment of current accounts payable and other outstanding obligations as described above, and (ii) funding anticipated working capital requirements including product development and the acquisition of tooling and molds.

We recognize that we must generate additional revenue and gross profits to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base and product lines. In regard to these objectives, we commenced production in connection with a supply agreement with Avon, a customer in the consumer products industry, as related to the manufacture of our new size (20mm) dispenser in November 2008. We have an initial order from Avon for 2.5 million units subject to increase to 4.0 million units upon us delivering product in the timeframe specified by Avon. In addition, we are involved in development projects with new customers with the potential to manufacture more than twenty (20) million units for the combined 2009 and 2010 seasons; the solidification of high potential customer interest equivalent to an additional twenty (20) million units for the same period deliverable upon demonstration of ability to manufacture; the realization that the above production is coming from a limited amount of potential customers whose demand is so great it may limit our opportunity to create capacity for other interested customers, and the resultant focus by us to identify production partners who will fund manufacturing equipment in consideration for customer commitment. In addition, we have relocated our operations for the production of our two current product lines (the 40mm and 49mm size dispensers) from Germany to the United States. The manufacturing facility in the United States commenced operations in November 2007 and became fully operational in February 2008. This new facility will increase both production capacity and gross profit margins on these product lines. We have currently manufactured and shipped approximately 5.1 million dispensers to date and have firm orders on hand from several customers for production of approximately 1.0 million of our 40 millimeter and 49 millimeter dual chambered dispensing pumps. We believe we will have recurring orders with these customers as well as new orders in the coming fiscal year from several customers we are working with on new products. Management believes that the capital received to date from previous financings may not be sufficient to meet financial obligations in regard to the capital equipment commitments required to expand its product line and increase production capacity and to fund operations and repay debt during the next twelve months. Additional debt or equity financing may be required which may include receivables or purchase order financing, the issuance of new debt or equity instruments, additional amortization of a portion of construction costs through our production partners and possible restructuring of current amortization agreements.

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

The following is a table summarizing our significant commitments as of September 30, 2008, consisting of equipment commitments, debt repayments, royalty payments and future minimum lease payments with initial or remaining terms in excess of one year for the next fiscal 5 years.

Contractual Obligations (in millions):	Total	FYE 2009	FYE 2010-2011	FYE 2012-2013	FYE 2014 and Thereafter

Convertible Debt and interest	$10.6	$0.6	$10.0	$-	$-
Notes and interest - related parties	2.7	1.1	1.6
Other notes and interest	0.2	0.2
Royalties including arrears	15.8	0.5	2.0	1.4	11.9
Equipment obligations and leases	2.5	2.5	-
Tooling Amortization	3.7	3.7	-
Operating lease	0.1	0.1	-

	$35.6	$8.7	$13.6	$1.4	$11.9

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

There can be no assurance that we will be successful in building our customer base and product line or that available capital will be sufficient to fund current operations and to meet financial obligations as related to capital expenditures and debt repayment until such time that revenues increase to generate sufficient profit margins to cover operating costs and amortization of capital equipment. If we are unsuccessful in building our customer base or are unable to obtain additional financing, if needed, on terms favorable to us, there could be a material adverse effect on our financial position, results of operations and cash flows. The accompanying consolidated interim financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

As a smaller reporting company, the registrant is not required to provide a response to Item 3.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

During the first quarter of the fiscal year ended June 30, 2009, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of September 30, 2008, our internal control over financial reporting was not effective due to an insufficient number of resources in the accounting and finance department that does not allow for a thorough review process.

The material weakness will not be considered remediated until necessary remedial procedures are completed and tested and management has concluded that the procedures are operating effectively.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

As a smaller reporting company, the registrant is not required to provide a response to Item 1A.

ITEM 2. Unregistered Sales of Equity Securities

There have been no changes in the instruments defining the rights or rights evidenced by any class of registered securities.

There have been no dividends declared.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.

10.23	Loan Agreement dated October 20, 2008 between Sea Change Group, LLC and Innopump, Inc. (1)

31	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith
(1) Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on October 24, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of November 2008.

VERSADIAL, INC.

/s/ Geoffrey Donaldson
By:	Geoffrey Donaldson, Principal Executive and Financial Officer

/s/ Karen Nazzareno
By:	Karen Nazzareno,
Controller