Form 10-Q
period 2008-12-31
VERSADIAL, INC.
filed 2009-02-20
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2008

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

Large accelerated filer ☐         Accelerated filer  ☐   Non-accelerated filer    ☐         Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 18,309,194 shares of common stock, par value $0.0001 per share, as of February 19, 2009.

VERSADIAL,  INC.
FORM 10-Q
QUARTERLY REPORT
For the Six Months Ended December 31, 2008

TABLE OF CONTENTS

Part I - Financial Information

Item 1. Consolidated Interim Financial Statements:

Consolidated Interim Balance Sheet	1

Consolidated Interim Statements of Operations	2

Consolidated Interim Statements of Cash Flows	3-4

Notes to Consolidated Interim Financial Statements	5-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-26

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26-27

Part II. - Other Information	28

Signatures	29

Exhibit 31

Exhibit 32

Item 1. Consolidated Interim Financial Statements

VERSADIAL, INC.

CONSOLIDATED INTERIM BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS

Current assets
Cash	$93,629	$216,705
Restricted cash	895,750
Due from affiliates	23,964	23,964
Accounts receivable	427,101	550,554
Sublease and other receivable	28,500	19,500
Inventories	182,291	261,349
Prepaid expenses and other current assets	131,136	19,425

Total current assets	1,782,371	1,091,497

Property and equipment, net	4,923,507	5,692,425

Other assets
Development of production equipment in progress	6,656,745	5,599,615
Deferred financing costs	639,548	196,000
Security deposit	34,155	34,155

Total other assets	7,330,448	5,829,770

	$14,036,326	$12,613,692

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Secured accounts receivable financing and interest, related party	$271,278	$108,705
Notes, interest and financing fees payable, net of debt discount of $73,500 and $nil	4,365,148	233,439
Notes and interest payable, related parties	2,849,379	1,162,434
Convertible note and interest payable, net of debt discount of $26,462 and $nil	9,894,253	116,665
Accounts payable and accrued expenses	4,200,397	4,679,186
Due to licensor	984,239
Capital lease obligations	3,468,749	3,772,599
Due to related parties	226,067	275,775
Deferred revenue	107,318	153,264
Customer deposits	18,911	45,570

Total current liabilities	26,385,739	10,547,637

Long-term liabilities
Convertible note and interest payable, net of debt discount of $154,605		9,017,266
Notes and interest payable, related parties		1,595,381
Due to licensor		809,027
Customer advance	1,700,000	1,700,000
Derivative financial instruments	4,545	235,203
Sublease security deposit, affiliate	6,830	6,830

Total long-term liabilities	1,711,375	13,363,707

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value, 2 million shares authorized, zero issued and outstanding
Common stock, $.0001 par value, 35 million shares authorized,
18,309,194 issued and outstanding	1,831	1,831
Additional paid-in-capital	8,835,392	8,722,502
Accumulated deficit	(22,898,011)	(20,021,985)

Total stockholders' deficit	(14,060,788)	(11,297,652)

	$14,036,326	$12,613,692

See accompanying notes to consolidated interim financial statements

VERSADIAL, INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenues	$1,447,307	$1,171,974	$992,561	$1,023,287

Cost of revenues
Direct costs	842,942	1,166,487	601,936	875,498
Indirect costs	876,048	850,711	421,434	429,208

	1,718,990	2,017,198	1,023,370	1,304,706

Gross margin	(271,683)	(845,224)	(30,809)	(281,419)

Operating expenses
General and administrative	1,449,418	1,583,361	751,312	795,724

Loss from operations	(1,721,101)	(2,428,585)	(782,121)	(1,077,143)

Other income (expenses)
Sublease income, affiliates	25,830	24,330	12,915	11,415
Interest expense	(877,305)	(896,958)	(559,663)	(417,739)
Interest expense, related parties	(111,628)	(81,112)	(56,411)	(55,335)
Amortization of debt discount	(152,643)	(404,035)	(88,571)	(213,808)
Amortization of financing costs	(571,849)	(220,644)	(487,849)	(95,322)
Gain on derivative financial instruments	230,658	189,898	3,496	716,799
Gain (loss) on foreign currency exchange	302,012	(94,625)	72,438	(61,451)

	(1,154,925)	(1,483,146)	(1,103,645)	(115,441)

Net loss	$(2,876,026)	$(3,911,731)	$(1,885,766)	$(1,192,584)

Weighted average common shares outstanding
Basic and Diluted	18,309,194	14,813,696	18,309,194	15,309,194
Loss per common share
Basic and Diluted	$(0.16)	$(0.26)	$(0.10)	$(0.08)

See accompanying notes to consolidated interim financial statements

VERSADIAL, INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2008	2007
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(2,876,026)	$(3,911,731)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	768,918	467,385
Amortization of debt discount	152,643	404,035
Amortization of financing costs	571,849	220,644
Gain on derivative financial instruments	(230,658)	(189,898)
Compensation expense for issuance of warrants	14,890
Changes in operating assets and liabilities:
Due from affiliates		6,175
Accounts receivable	123,453	(487,201)
Sublease and other receivable	(9,000)	3,431
Inventories	79,058	(50,651)
Prepaid expenses and other current assets	(111,711)	(193,193)
Due to licensor	175,212	202,414
Accounts payable and accrued expenses	678,203	1,819,413
Payments on capital leases	(303,850)	(244,532)
Due to related parties	(49,708)	90,196
Deferred revenue	(45,946)	231,406
Customer deposits	(26,659)
Interest payable	888,376	797,442

Net cash used in operating activities	(200,956)	(834,665)

Cash flows from investing activities
Purchase of equipment		(251,586)
Payments of development of production equipment in progress	(1,057,130)	(2,232,879)
Payments for registration costs		(38,054)

Net cash used in investing activities	(1,057,130)	(2,522,519)

Cash flows from financing activities
Proceeds from secured accounts receivable financing, related party	627,000
Proceeds from issuance of notes, related parties		2,225,000
Proceeds from issuance of notes, net	1,227,611	1,200,000
Payments on secured accounts receivable financing, related party	(469,601)
Payments for financing costs	(250,000)	(30,000)

Net cash provided by financing activities	1,135,010	3,395,000

Net increase (decrease) in cash	(123,076)	37,816

Cash, beginning of period	216,705	134,361

Cash, end of period	$93,629	$172,177

See accompanying notes to consolidated interim financial statements

VERSADIAL, INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended
	December 31,
	2008	2007
	(unaudited)	(unaudited)

Supplemental disclosure of cash flow information,
cash paid during the period for interest	$28,372	$168,756

Supplemental disclosure of non-cash investing and financing
activities:

Convertible debentures and note converted to common stock	$-	$2,000,000

Interest paid in common stock	$-	$796,687

Purchase of equipment financed by lease obligation	$-	$2,465,730

Reclassification of deposit on equipment to equipment	$-	$147,493

Interest converted to principal on convertible debenture	$408,882	$187,500

Debt discount related to note	$98,000	$-

Reclassification of deferred financing costs to accounts payable	$90,397	$-

Reclassification of deferred financing costs to financing fees payable	$600,000	$-

Issuance of JBCP-24 note	$3,445,750	$-
Restricted cash retained by lender	(895,750)
Payments made directly to vendors	(1,247,389)
Financing costs	(75,000)

Net proceeds received	$1,227,611	$-

See accompanying notes to consolidated interim financial statements

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2008

1.	Basis of presentation and consolidation

The accompanying unaudited consolidated interim financial statements of Versadial, Inc. (hereinafter referred to as the “Registrant” or “Versadial” or the “Company”) as of December 31, 2008 and June 30, 2008 and for the six and three months ended December 31, 2008 and 2007, reflect all adjustments of a normal and recurring nature to fully present the consolidated financial position, results of operations and cash flows for the interim periods.  The unaudited consolidated interim financial statements include the accounts of the Company, Versadial, Inc., its wholly owned subsidiary, Innopump, Inc. (“Innopump”) and Sea Change Group, LLC (“SCG”), a variable interest entity (“VIE”) that the Company is the primary beneficiary of under Financial Accounting Standards Board Interpretation 46R, “Consolidation of Variable Interest Entities”.  All significant intercompany transactions and account balances have been eliminated in consolidation.  These unaudited consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Article 8 and Article 10 of Regulations S-X.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008.  The results of operations for the six and three months ended December 31, 2008 are not necessarily indicative of the results that may occur for the year ending June 30, 2009.

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

The Company is engaged in the manufacturing of a dual dispenser that enables the user to blend two liquids in varying proportions. The dispensers are currently manufactured in both Germany and the United States and are being utilized in the food, sun care, skincare, and cosmetic industries.

2.	Going concern and management’s response

The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At December 31, 2008, the Company has incurred cumulative losses of approximately $22.9 million since inception.  The Company has a working capital deficit of approximately $24.6 million and a stockholders’ deficit of approximately $14.1 million as of December 31, 2008.

At December 31, 2008, current liabilities include accounts payable and accrued expenses of approximately $4.2 million of which approximately $2.5 million is for the purchase and development of new equipment due to two vendors in Germany for which the Company has reached agreements to defer payment on a portion of these costs.  In October 2008, the Company reached an agreement with one of these vendors for the $1.7 million due that vendor at December 31, 2008, to amortize these costs over production on a per piece basis through June 2009 with any remaining unamortized balance due in monthly installments from July 2009 through December 2009. The Company’s customer approval of the finished product was received in January 2009.  The first commercial shipment of the product was completed in late January 2009.  In October 2008, the Company reached an agreement with the other vendor whereby the Company would pay approximately $275,000 in October 2008 of the outstanding balance and the remaining balance at a rate of approximately $75,000 per month until paid with interest at 7%.   At December 31, 2008, this vendor is owed approximately $.7 million for the equipment and other related charges and approximately $.1 million in accrued interest.   The payments were made through December 2008 as scheduled with the proceeds from a financing as described below.  Approximately $.9 million included in accounts payable is due to a vendor in the United States for; (a) the amortization of purchased equipment under a capital lease obligation of approximately $.4 million and; (b) start up costs and additional equipment at a new U.S. based facility of approximately $.5 million.  The Company is in discussions with the vendor for deferred payment of the balance.  Current capital lease obligations of approximately $3.5 million are to be repaid through amortization of production based on the number of units produced with any balance due 18 months from the start of production which commenced in November 2007.  The Company anticipates revenues from production will not cover this obligation and that alternatively this obligation may be extended as to the term and amount of amortization per unit produced.  Approximately $1.2 million of current liabilities relates to bridge loans which are due upon the earlier of March 31, 2009 or out of the proceeds from any new additional financings in excess of $7.0 million.  Approximately $1.6 million of current liabilities relates to related party loans which are an obligation of SCG and are due on December 31, 2009.  The convertible debt of approximately $9.9 million is due on November 9, 2009.  The Company is presently in discussions with the lender as to possible conversion of the related debt prior to the maturity date.  In addition, the royalty due to licensor included in current liabilities of approximately $1.0 million will not be due prior to July 1, 2009 as per the terms of an agreement with the licensor (see Note 7).

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2008

On October 20, 2008, Innopump entered into an unsecured loan agreement with SCG. SCG is the sublicensor of the patented technology used in the manufacturing of the Company’s proprietary products. The loan is for a principal amount of $3,445,750, matures on June 29, 2009 and bears interest at the rate of one and eighty three hundredths percent (1.83%) per month. The net proceeds from the loan aggregated $1,227,611, after fees of  $75,000, the required establishment of a cash collateral account of approximately $895,750 and payments made directly by the lender to the Company’s vendors of $1,247,389. From the net proceeds, the Company paid additional financing costs of $250,000 to the lender.  The remaining proceeds of the loan were used primarily for working capital purposes including (i) payment of current accounts payable and other outstanding obligations and (ii) funding anticipated working capital requirements including product development and the acquisition of tooling and molds (see Note 8).

Management recognizes that the Company must generate additional revenue and gross profits to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base and product lines.  In regard to these objectives, the Company commenced commercial production in connection with a supply agreement with a customer in the consumer products industry as related to the manufacture of a new size (20mm) dispenser in January 2009 (see Note 10).  In addition, the Company relocated its operations for the production of its two current product lines (the 40mm and 49mm size dispensers) from Germany to the United States.  The manufacturing facility in the United States commenced operations in November 2007 and became fully operational in February 2008.  This new facility has increased both production capacity and gross profit margins on these product lines and management anticipates these trends to continue in the current fiscal year (see Note 10).  Management believes that the capital received to date from previous financings will not be sufficient to pay current financial obligations, inclusive of capital equipment commitments which were incurred in order to expand the Company’s product lines and increase production capacity, fund operations, and repay debt during the next twelve months.  Additional debt or equity financing will be required which may include receivables or purchase order financing, the issuance of new debt or equity instruments, additional amortization of a portion of construction costs through the Company’s production partners and possible restructuring of current amortization and debt agreements.

There can be no assurance that the Company will be successful in building its customer base and product line or that available capital will be sufficient to fund current operations and to meet financial obligations as it relates to capital expenditures and debt repayment until such time that the revenues increase to generate sufficient profit margins to cover operating costs and amortization of capital equipment. If the Company is unsuccessful in building its customer base or is unable to obtain additional financing on terms favorable to the Company, there could be a material adverse effect on the financial position, results of operations and cash flows of the Company. The accompanying unauditedconsolidated interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2008

3.	Summary of significant accounting policies

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Accounts are written off as uncollectible at the discretion of management. There was no allowance for doubtful accounts at December 31, 2008 and June 30, 2008.

Inventories

Inventories, which consist principally of raw materials and finished goods, are stated at cost on the first-in, first-out basis, which does not exceed market value. Finished goods are assembled per customer specifications and shipped upon completion.

Revenue Recognition

Revenues are generally recognized at the time of shipment. The Company requires deposits from certain customers which are recorded as current liabilities until the time of shipment. All shipments for goods produced at the Company’s subcontractor manufacturing facility in the United States are picked up by the customers’ freight forwarders and are F.O.B. from the Company’s subcontractor. Shipments for goods produced at the Company’s subcontractor manufacturing facility in Germany are either shipped F.O.B  to the customer or at the expense and risk of the subcontractor.  The Company bears no economic risk for goods damaged or lost in transit.

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

Classification of Expenses

Cost of revenues are classified as either direct or indirect costs. Direct costs consist primarily of expenses at the Company’s three major subcontractor manufacturing facilities in the United States and Germany which include production of molded parts, assembly labor, and in certain cases filling of finished product. Indirect costs consist primarily of equipment repair and maintenance, depreciation of equipment and molds, the costs of ongoing and new product development, and technical and administrative support costs as directly related to production functions such as purchasing and receiving. General and administrative expenses consist mainly of royalties, salaries of overhead personnel, consulting fees, legal and professional fees, travel, and other general expenses.

Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), net loss per common share amounts (“basic EPS”) are computed by dividing net loss by the weighted-average number of common shares outstanding and excluding any potential dilution.  Net loss per common share amounts assuming dilution (“diluted EPS”) are generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants.  However, because their effect is antidilutive, the Company has excluded stock warrants and the potential conversion of convertible securities aggregating 11,862,088 from the computation of diluted EPS for the six and three months ended December 31, 2008, respectively, and 10,152,249 for the six and three months ended December 31, 2007, respectively.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2008

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107, "Disclosures About Fair Value of Financial Instruments,” approximate the carrying amounts presented in the accompanying balance sheet.

Impairment of Long-Lived Assets

Certain long-lived assets of the Company are reviewed at least annually to determine whether there are indications that their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. In the fourth quarter of fiscal 2008, we tested for impairment of our long lived assets as part of our annual long-lived asset impairment review. There were no impairment charges for the six months ended December 31, 2008 or for the year ended June 30, 2008. There can be no assurance that there will not be impairment charges in subsequent periods as a result of our future periodic impairment reviews. To the extent that future impairment charges occur, they will likely have a material impact on our financial results.

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
DECEMBER 31, 2008

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

4.	Inventories

Inventories consist of the following:

	December 31,	June 30,
	2008	2008

Raw materials	$59,300	$116,368
Work-in-process	127	3,303
Finished goods	122,864	141,678
	$182,291	$261,349

5.	Secured Accounts Receivable and Purchase Order Financing, Related Party

Beginning in May 2008, the Company began raising short-term financing through financing its accounts receivable. Under this program, specific accounts receivable are sold at a discount and the Company retains the right to repurchase the accounts, subject to a 1.5% per month financing charge.  The Company records this as a financing transaction in which the receivables sold are carried on the consolidated balance sheet and the amount to be repaid is reflected as a short-term debt.  At December 31, and June 30, 2008, this liability approximated $271,000 and $109,000 respectively, inclusive of interest was payable to an entity owned by Richard Harriton, a related party, who serves as a Director and is a major shareholder of the Company. All accounts receivable sold at June 30, 2008, were subsequently repurchased by the Company.  During the six months ended December 31, 2008, the Company financed approximately $627,000 of additional receivables and receivables to arise subsequent to the finance date from this related party.  As of February 13, 2009, approximately $363,000 of these amounts have been repurchased by the Company to date.  Interest expense approximated $20,000 and $13,000 for the six and three months ended December 31, 2008.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

The Company has financial liabilities classified as Level 3 in the fair value hierarchy consisting of warrants to purchase common stock, which are accounted for as derivative financial instruments and had a value of approximately $5,000 and $235,000 at December 31, 2008 and June 30, 2008, respectively. The derivative gain (loss) for the six and three months ended December 31, 2008 approximated $231,000 and $4,000, respectively, and $(95,000) and $(62,000) for the six and three months ended December 31, 2007, respectively.

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

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2008

At December 31, 2008 and June 30, 2008, the Licensor was due approximately $984,000 and $809,000 in past due royalties and expenses, respectively.

On October 20, 2008 Innopump entered into an unsecured loan agreement with SCG. In order to provide such funds to Innopump, SCG entered into a loan transaction with a third party lender.  The Licensor gave the third party lender his consent of a collateral assignment of the License by SCG to the lender and agreed that any outstanding indebtedness of SCG under the License Agreement, which aggregated approximately $907,000 at the date of the closing and $984,000 at December 31, 2008, would not be due prior to July 1, 2009.  SCG, in consideration for the Licensor’s cooperation, agreed to provide cash collateral for its payment obligations under its License Agreement of $895,750, which Innopump agreed to fund out of the loan proceeds. Where Innopump complies with the terms of the loan agreement with SCG, this amount shall be a credit against its loan agreement obligations (see Note 8).

8.	Unsecured Loan Agreement with SCG

On October 20, 2008 Innopump entered into an unsecured loan agreement with SCG. SCG is an affiliate of the Company as members of the Board of Directors own approximately 69% of the outstanding membership interests of SCG. SCG is the sublicensor of the patented technology used in the manufacture of the Company’s proprietary products. The loan is for a principal amount of $3,445,750, matures on June 29, 2009 and bears interest at the rate of one and eighty three hundredths percent (1.83%) per month payable in arrears on the first day of each month or payable in kind at the option of Innopump with the interest being added to the principal balance.  The agreement also obligates Innopump to pay a fully earned facility fee of $400,000 at maturity, a commitment fee of $250,000, which was paid upon execution of the loan, and an in kind non-interest bearing monitoring fee in the amount of $100,000 per month for five (5) consecutive months commencing on November 1, 2008 and terminating on March 1, 2009 payable at maturity.  The loan is not prepayable before March 1, 2009.

In order to provide such funds to Innopump, SCG entered into a loan transaction with a third party lender.  Innopump’s payment obligations under the terms of its loan agreement with SCG are equivalent to SCG’s payment obligations to its lender with the consequence that all loan payments made by Innopump to SCG will in turn be paid by SCG to its lender. As of December 31, 2008 the balance included in the consolidated interim financial statements in the notes, interest, and financing fees payable, net of the debt discount, includes the principle amount of $3,445,750, interest of $151,243, a facility fee of $400,000, and two months monitoring fees of $200,000, payable to the third party lender, under the terms stated above. In addition, the third party lender was granted a warrant to purchase a 10% membership interest in SCG at an aggregate price equal to $1. The warrant issued to the lender was valued at the grant date at approximately $98,000 and is being amortized as debt discount over the term of the loan. Debt discount expense aggregated approximately $24,000 for the six and three months ended December 31, 2008.  The fair value was calculated using the Black-Scholes model with an expected volatility of 105% and a risk free interest rate of .76%. The warrant is exercisable through October 2010. Innopump also executed a letter in favor of the third party lender to SCG providing an indemnity to such lender in the event the lender becomes subject to litigation commenced by creditors of the Company on account of its having made such loan.

Gerhard Brugger, who is the licensor to SCG of the patented technology sublicensed to Innopump, gave the third party lender his consent of a collateral assignment of the License by SCG to the lender and agreed that any outstanding indebtedness of SCG under the License Agreement, which aggregated approximately $907,000 at the date of the closing and $984,000 at December 31, 2008, would not be due prior to July 1, 2009.  SCG, in consideration for Mr. Brugger’s cooperation, agreed to provide cash collateral for its payment obligations to Mr. Brugger under its License Agreement of $895,750, which Innopump funded out of the loan proceeds. Where Innopump complies with the terms of the loan agreement with SCG, this amount shall be a credit against its loan agreement obligations.   No changes were made in the sublicense agreement with SCG in connection with this loan.

The net proceeds from the loan aggregated $1,227,611, after fees of  $75,000, the required establishment of a cash collateral account of approximately $895,750 and payments made directly by the lender to the Company’s vendors of  $1,247,389. From the net proceeds, the Company paid additional financing costs of $250,000 to the lender.  The remaining proceeds of the loan were used primarily for working capital purposes including (i) payment of current accounts payable and other outstanding obligations and (ii) funding anticipated working capital requirements including product development and the acquisition of tooling and molds.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2008

Financing fees including the monthly monitoring fees incurred in connection with this debt approximated $1,015,000 at December 31, 2008, which are being amortized over the term of the loan. For the six and three months ended December 31, 2008, the amortization of financing costs including the monthly monitoring fees approximated $404,000.  Interest expense for the six and three months ended December 31, 2008 approximated $151,000 payable in kind.   The principal amount of the loan aggregated $3,796,993 at December 31, 2008 including the monthly monitoring fees and interest payable in kind and related accrued financing costs due the lender aggregated $400,000 at December 31, 2008.

9.	Stockholders’ deficit

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

At December 31, 2008, the basic loss per common share does not include an aggregate of 4,651,073 warrants outstanding and 7,211,015 shares issuable under the terms of convertible debt. At December 31, 2007, the basic loss per common share does not include an aggregate of 3,778,834 warrants outstanding and 6,373,415 shares issuable under the terms of convertible debt. The effect of these securities would be antidilutive. These warrants are currently exercisable at prices that range between $.94-$2.282 and expire between August 9, 2011 and July 1, 2013. At December 31, 2007, diluted loss per common share includes 2,240,625 shares as calculated using the treasury stock method for proceeds that would have been received from the exercise of convertible debt and warrants as if they were used to purchase common stock at the average market price during the period.

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

10.	Commitments and contingencies

Manufacturing Agreement and Equipment Purchase

On September 20, 2006, the Company entered into a 30-month manufacturing agreement with an outside contractor located in Germany. After the initial 30-month term, the agreement may be terminated by either party but only upon at least nine (9) months advance written notice of such termination.  The agreement calls for the contractor to develop certain production molds for the Company for a new size (20 millimeter) dispenser. The Company will place all customer orders relating to the product with the contractor until at least eighty percent (80%) of the manufacturer’s production capacity is utilized based on five (5) days per week, three (3) shifts per day. The agreement calls for the Company to make payments in the aggregate of approximately $5.3 million for the required production molds and other production equipment.   As of December 31, 2008, the Company has paid an aggregate of approximately $3.5 million for the production molds which are included in development of production equipment in progress and has an outstanding liability due the contractor for $1.7 million which is included in current liabilities. On October 2, 2008, the Company and the contractor entered into an amortization agreement as related to the $1.7 million liability.  This liability will be deferred and amortized over production on a per piece basis with any remaining unamortized balance due in monthly installments commencing July 2009 through December 2009.   The Company’s customer approval of the finished product was received in January 2009.  The first commercial shipment of the product was completed in late January 2009.  Contemporaneously with this agreement, on October 2, 2008, the Company was fully relieved of its obligation to repay the $1.7 million advance received from its customer, Avon Products, Inc. (“Avon”),  provided that the Company shall instead pay the tooling and mold contractor this amount.  The payment due the contractor is independent of the credit relief that Avon has provided the Company; however, if Avon does not forgive any or all of the $1.7 million advance, then the Company and the contractor shall promptly negotiate a mutually agreeable payment schedule for any balance due.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2008

The additional remaining balance due the contractor of approximately $.1 million was financed through a capital lease to be paid monthly through March 2009.  All of the equipment was capitalized in January 2009 and the amortization period became effective at that time.

In conjunction with the above manufacturing agreement, the Company also ordered related assembly equipment from a vendor in the amount of approximately $1.2 million.  In October 2008, the Company reached an agreement with the vendor whereby the Company would pay approximately $275,000 in October 2008 of the outstanding balance and the remaining balance at a rate of approximately $75,000 per month until paid with interest at 7%.   At December 31, 2008, this vendor is owed approximately $.7 million for the equipment and other related charges and approximately $.1 million in accrued interest.   The payments were made through December 2008 as scheduled with the proceeds from a financing (see Note 8).

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

As of December 31, 2008, all of the molds and equipment in the aggregate of approximately $4.6 million were completed, utilized in production and capitalized by the Company.  Approximately $4.35 million of this cost is being amortized.  For the six and three months ended December 31, 2008, amortization of the molds and equipment approximated $164,000 and $75,000, respectively, and for the six and three months ended December 31, 2007 approximately $151,000.  The remaining balance due at December 31, 2008 of approximately $3.5 million is to be amortized over production with any remaining balance due 18 months from inception of production.   The Company is currently in arrears at December 31, 2008 in the amount of approximately $385,000 in amortization which is included in current liabilities.  The Company is in discussions with the contractor to restructure the current amortization program as to duration of term and amount per piece to be amortized as well as deferral of the amount in arrears.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Customer Master Supply Agreement

On July 10, 2007 the Company entered into a two-year Master Supply Agreement with Avon, a consumer products company, for seventeen million units of certain of the Company’s products. The Agreement will remain in effect through the second anniversary of the first shipment of such products in commercial production quantities.  On October 2, 2008, the agreement was amended and Avon’s commitment to purchase certain of the Company’s products was reduced in number in return for certain price adjustments based on current market conditions.  In late January 2009, the initial shipment to Avon was made under this agreement.

Pursuant to the terms of the Credit Memo previously entered into with Avon, the Company was to repay Avon’s $1.7 million advances received in fiscal year 2007 by a credit against the purchase price of products sold to Avon pursuant to the Master Supply Agreement and pursuant to other agreements that may be entered into between Versadial and Avon, commencing six months after the date of the first shipment of products to Avon.  On October 2, 2008, the Company was fully relieved of its obligation to repay the $1.7 million advance provided that the Company shall instead pay the tooling and mold contractor this amount pursuant to a payment schedule to be determined between the Company and the contractor as consideration for additional equipment costs and development costs related to the tooling and mold expenses.  In the event of a default by the Company in payment to the contractor, the credit relief granted shall immediately be null and void to the extent of any unpaid balance, and the customer shall have the right to enforce against the Company collection of the full amount of such unpaid balance.  Upon the Company’s payment to the tooling and mold contractor, the Company will recognize the credit relief granted by Avon.

11.	Major customers and segment information

Major customers

Customers accounting for 10% or more of revenues are as follows:

	Six months ending December 31, 2008	Six months ending December 31, 2007	Three months ending December 31, 2008	Three months ending December 31, 2007

Customer A	$880,000	$1,039,000	$562,000	$1,012,000
Customer B	315,000	-	315,000	-

	$1,195,000	$1,039,000	$877,000	$1,012,000

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2008

Accounts receivable from customer A aggregated approximately $314,000 at December 31, 2008.

Segment information

Assets, classified by geographic location are as follows:

	December 31,	June 30,
	2008	2008

United States	$6,258,272	$5,502,628
Other countries	7,778,054	7,111,064

	$14,036,326	$12,613,692

Assets in other countries are primarily inventory and equipment which are located at subcontractor production facilities in Germany and amounts classified as deposits on production equipment.

Revenue, classified by the major geographic areas was as follows:

	Six months ending December 31, 2008	Six months ending December 31, 2007	Three months ending December 31, 2008	Three months ending December 31, 2007

United States	$1,012,174	$1,113,131	$664,956	$1,012,161
Other countries	435,133	58,843	327,605	11,126

	$1,447,307	$1,171,974	$992,561	$1,023,287

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

NATURE OF BUSINESS AND COMPETITION

Versadial is engaged in the manufacture of a dual dispenser that enables the user to blend two liquids in varying proportions. The dispensers are currently manufactured in both Germany and the United States and are being utilized in the food, sun care, skincare, and cosmetic industries. Versadial’s business is designed to capitalize on the commercial opportunities for innovation in packaging and dispensing within the consumer products industries.   Substantially all of our revenues come from wholesale sales and our customers are located both in the United States and in Europe.  The manufacture of the dual dispensers are currently outsourced to third party subcontractors in the United States for our 40mm and 49mm size dispensers and in Germany for our 20mm size dispenser.

Innopump, our wholly owned subsidiary, holds the exclusive worldwide license for a patented dual-chambered variable dispensing system for all categories of uses, marketed under the registered trademark "Versadial®". The patented system utilizes multiple volumetric pumps, controlled by a rotating head and disc system, providing the dispensing of precise fixed or variable ratios of distinct and separate fluids. The Versadial® custom blending dual dispensing head provides consumer packaged goods manufacturers with a new and innovative dispensing technique permitting precision measured blending by the consumer of different lotions, gels, creams, and liquids, or combination thereof.

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

Recent Developments

The following developments took place during the six months ended December 31, 2008 and subsequent to December 31, 2008:

•
On September 20, 2006, we entered into a 30-month manufacturing agreement with Seidel GMBH (“Seidel”), an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for us for a new size (20 millimeter) dispenser.  On October 2, 2008, the agreement was amended for certain price adjustments based on current market conditions.  We also agreed to pay the contractor an aggregate of $1.7 million for additional equipment to be purchased and for development costs related to the molds under the terms of an amortization agreement.  The December 31, 2008 obligation due to the contractor of $1.7 million will be amortized over production on a per piece basis starting in January 2009, the date of the first commercial shipment of the product. Contemporaneously with this agreement, on October 2, 2008, we were fully relieved of our obligation to repay the $1.7 million advance received from our customer, Avon, provided that we shall instead pay the tooling and mold contractor this amount.  The payment due the contractor is independent of the credit relief that Avon has provided us; however, if Avon does not forgive any or all of the $1.7 million advance, then we and the contractor shall promptly negotiate a mutually agreeable payment schedule for any balance due.  The $1.7 million is to be paid to the contractor on a per piece amortization for all pieces produced through June 30, 2009, with any balance to be paid in six equal monthly payments from July 2009 through December 2009.

•
On July 10, 2007 we entered into a two-year Master Supply Agreement with Avon, a consumer products company for seventeen million units of certain of our Company’s products. On October 2, 2008, the agreement was amended and Avon’s commitment to purchase certain of our products was reduced in number in return for certain price adjustments based on current market conditions.  In late January 2009, the initial shipment to Avon was made under this agreement.

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

•
On October 20, 2008 Innopump entered into an unsecured loan agreement with SCG. SCG is an affiliate of the Company as members of the Board of Directors own approximately 69% of the outstanding membership interests of SCG. SCG is the sublicensor of the patented technology used in the manufacture of the Company’s proprietary products. The loan is for a principal amount of $3,445,750, matures on June 29, 2009 and bears interest at the rate of one and eighty three hundredths percent (1.83%) per month payable in arrears on the first day of each month or payable in kind at the option of Innopump with the interest being added to the principal balance.  The agreement also obligates Innopump to pay a fully earned facility fee of $400,000 at maturity, a commitment fee of $250,000, which was paid upon execution of the loan, and an in kind non-interest bearing monitoring fee in the amount of $100,000 per month for five (5) consecutive months commencing on November 1, 2008 and terminating on March 1, 2009 payable at maturity.  The loan is not prepayable before March 1, 2009.

In order to provide such funds to Innopump, SCG entered into a loan transaction with a third party lender.  Innopump’s payment obligations under the terms of its loan agreement with SCG are equivalent to SCG’s payment obligations to its lender with the consequence that all loan payments made by Innopump to SCG will in turn be paid by SCG to its lender. As of December 31, 2008 the balance included in the consolidated interim financial statements in the notes, interest, and financing fees payable, net of the debt discount, includes the principle amount of $3,445,750, interest of $151,243, a facility fee of $400,000, and two months monitoring fees of $200,000, payable to the third party lender, under the terms stated above. In addition, the third party lender was granted a warrant to purchase a 10% membership interest in SCG at an aggregate price equal to $1. The warrant issued to the lender was valued at the grant date at approximately $98,000 and is being amortized as debt discount over the term of the loan. Debt discount expense aggregated approximately $24,000 for the six and three months ended December 31, 2008.  The fair value was calculated using the Black-Scholes model with an expected volatility of 105% and a risk free interest rate of .76%. The warrant is exercisable through October 2010. Innopump also executed a letter in favor of the third party lender to SCG providing an indemnity to such lender in the event the lender becomes subject to litigation commenced by creditors of the Company on account of its having made such loan.

Gerhard Brugger, who is the licensor to SCG of the patented technology sublicensed to Innopump, gave the third party lender his consent of a collateral assignment of the License by SCG to the lender and agreed that any outstanding indebtedness of SCG under the License Agreement, which aggregated approximately $907,000 at the date of the closing and $984,000 at December 31, 2008, would not be due prior to July 1, 2009.  SCG, in consideration for Mr. Brugger’s cooperation, agreed to provide cash collateral for its payment obligations to Mr. Brugger under its License Agreement of $895,750, which Innopump agreed to fund out of the loan proceeds. Where Innopump complies with the terms of the loan agreement with SCG, this amount shall be a credit against its loan agreement obligations.   No changes were made in the sublicense agreement with SCG in connection with this loan.

The net proceeds from the loan aggregated $1,227,611, after fees of  $75,000, the required establishment of a cash collateral account of approximately $895,750 and payments made directly by the lender to our vendors of  $1,247,389. From the net proceeds, we paid additional financing costs of $250,000 to the lender.  The remaining proceeds of the loan were used primarily for working capital purposes including (i) payment of current accounts payable and other outstanding obligations and (ii) funding anticipated working capital requirements including product development and the acquisition of tooling and molds.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates, which also would have been reasonable, could have been used, which would have resulted in different financial results. The Company adopted changes to its critical accounting policies during the first six months of the fiscal year ending June 30, 2009 as set forth below.

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

RESULTS OF OPERATIONS

Executive Summary

The table below sets forth a summary of financial highlights for the six and three months ended December 31, 2008 and 2007:

Overall, our revenue grew substantially by 23% during the current fiscal year as our operations began to grow in the skincare and cosmetic sectors. Our revenues to date in the current fiscal year were derived from nine customers as compared to four customers in the prior fiscal year for the same period.   Our direct costs were 58% and 99% of revenues for the respective periods due to several factors, which were primarily the need for manual labor of certain functions in Germany in 2007 which have ceased as we relocated our operations to the U.S. in late 2007, the unfavorable Euro/US Dollar currency exchange fluctuation in 2007, which also has ceased as a result of this relocation, and high direct freight costs in 2007 due mainly to component parts being produced in the U.S. and shipped to Germany for assembly prior to completion of the U.S. facility becoming fully operational.  Our indirect costs, which consist mainly of depreciation, costs for prototype samples for new customers and products, and costs for testing of new equipment, were approximately $.9 million in both periods.  Our revenues did not increase enough to cover these indirect costs.  Our general and administrative expenses decreased about 8% in the current fiscal period due to a decrease in consulting fees for primarily overseas consultants no longer required.  These changes are explained in more detail below.

Our focus for the coming fiscal year and the future will be to grow our revenues and continue to decrease our direct costs per unit which we believe will be accomplished as our transition to the U.S. has been completed for production of our 40mm and 49mm dispensers and our new 20mm dispenser product line is now completed.  First commercial production and shipping of our new 20mm dispenser commenced in January 2009 at the Seidel plant located in Germany.  We estimate we will be able to produce approximately 15 million units annually of our 20mm dispenser.   In addition, we believe the completion of our new U.S. based facility in February 2008 for our 40 and 49mm product line will enable us to increase production with substantially all new automated molds and assembly equipment.    We estimate we will be able to produce approximately 20 million units annually of these products.  We have commitments from several multi-national customers for in excess of four (4) million units at the current time for our various products.  We also anticipate improving our costs and margins as both the injection molding and assembly functions will be performed together at both of these new subcontractor facilities and we will be better able to manage our costs as they will be on a per piece basis and we will no longer need to purchase individual component parts and contract assembly labor separately.  Additionally, we will retain the services of Holzmann Montague, our prior assembly manufacturer in Germany, for development projects with new and existing customers, and possibly for assembly of foreign orders or additional production use if necessary.

For the six months ended December 31,	2008	2007	CHANGE

Net revenues	$1,447,307	$1,171,974	23%

Cost of revenues
Direct costs	842,942	1,166,487	-28%
Indirect costs	876,048	850,711	3%

	1,718,990	2,017,198	-15%

Gross margin	(271,683)	(845,224)	-68%

Operating expenses
General and administrative	1,449,418	1,583,361	-8%

Loss from operations	(1,721,101)	(2,428,585)	-29%

Other income (expenses)
Sublease income, affiliates	25,830	24,330	6%
Interest and other expense	(877,305)	(896,958)	-2%
Interest expense, related parties	(111,628)	(81,112)	38%
Amortization of debt discount	(152,643)	(404,035)	-62%
Amortization of financing costs	(571,849)	(220,644)	159%
Gain on derivative financial instruments	230,658	189,898	21%
Gain (loss) on foreign currency exchange	302,012	(94,625)	-419%

	(1,154,925)	(1,483,146)	-22%

Net loss	$(2,876,026)	$(3,911,731)	-26%

REVENUES. During the six months ended December 31, 2008, we had revenues of $1,447,308 as compared to revenues of $1,171,974 during the six months ended December 31, 2007, an increase of approximately 23%. In 2008, 82% of the revenue was primarily attributable to two customers in the cosmetic and food industries and the balance from seven additional customers.  In 2007, 89% of the revenue was primarily attributable to one customer in the skincare, cosmetic and food industries and the balance from three additional customers.  As discussed above, we anticipate our revenues to continue to increase in the coming fiscal year as to amount and customer base.

GROSS MARGIN. Cost of revenues – direct costs, which consist of direct labor, overhead and product costs, were $842,942 (58% of revenues) for the six months ended December 31, 2008 as compared to $1,166,487 (99% of revenues) for the six months December 31, 2007.  The significant improvement in the percentage of direct costs as related to revenues for 2008 is a direct result of our relocation to the United States in late 2007 as more fully described above.  Cost of revenues – indirect costs, which consist of indirect labor, quality control costs, factory maintenance, product development and depreciation, were $876,048 for the six months ended December 31, 2008 as compared to $850,711 for the six months ended December 31, 2007.  The increase was due primarily to increased depreciation of approximately $302,000 due to the purchase of more manufacturing equipment, which was offset by a decrease in additional costs for runoff testing of parts needed to validate the new U.S. equipment in 2007.  Gross margin was a deficit of $(271,683) for the six months ended December 31, 2008 as compared to a deficit of $(845,224) for the six months ended December 31, 2007, representing gross margins of approximately (19) % and (72) % of revenues, respectively. We believe that indirect costs, which are primarily related to depreciation and the testing of new automated equipment, will decrease both in amount and as a percent of revenues as the equipment is placed in service and revenues increase to cover these costs.  We also believe direct costs should remain at the current level as a percentage of revenues for our 40mm and 49mm dispensers as discussed above as our new U.S. facility became fully operational in February 2008 and our new 20mm facility in Germany began commercial production in January 2009.  Our production capacity and customer base should continue to grow in the future resulting in revenue growth to support our direct and indirect costs.

OPERATING EXPENSES.  General and administrative expenses totaled $1,449,418 for the six months ended December 31, 2008, as compared to $1,583,361 for the six months ended December 31, 2007, a decrease of approximately 8%. This decrease of approximately $134,000 is primarily attributable to a decrease in consulting fees for primarily overseas consultants no longer required.

NET LOSS. We had a net loss of $2,876,026 for the six months ended December 31, 2008 as compared to $3,911,731 for the six months ended December 31, 2007, a decrease of approximately $1,036,000. The decrease in net loss is attributable to the corresponding increases and decreases in revenues, general and administrative expenses and cost of revenues as described above aggregating an improvement of approximately $708,000.  In addition, we incurred an increase in gain on foreign currency exchange due to the favorable fluctuation in the foreign currency rates of approximately $302,000 for the six months ended December 31, 2008 as compared to a loss of approximately $(95,000) for 2007.  We believe that revenues should increase in the coming fiscal year as we introduce our new product line and are able to grow our customer base, and direct costs should decrease as production becomes more automated and diversified in both the U.S. and in Germany, allowing operating expenses to decline on a per piece basis and indirect costs to be covered.

For the three months ended December 31,	2008	2007	CHANGE

Net revenues	$992,561	$1,023,287	-3%

Cost of revenues
Direct costs	601,936	875,498	-31%
Indirect costs	421,434	429,208	-2%

	1,023,370	1,304,706	-22%

Gross margin	(30,809)	(281,419)	-89%

Operating expenses
General and administrative	751,312	795,724	-6%

Loss from operations	(782,121)	(1,077,143)	-27%

Other income (expenses)
Sublease income, affiliates	12,915	11,415	13%
Interest and other expense	(559,663)	(417,739)	34%
Interest expense, related parties	(56,411)	(55,335)	2%
Amortization of debt discount	(88,571)	(213,808)	-59%
Amortization of financing costs	(487,849)	(95,322)	412%
Gain on derivative financial instruments	3,496	716,799	-100%
Gain (loss) on foreign currency exchange	72,438	(61,451)	-218%

	(1,103,645)	(115,441)	856%

Net loss	$(1,885,766)	$(1,192,584)	58%

REVENUES. During the three months ended December 31, 2008, we had revenues of $992,561 as compared to revenues of $1,023,287 during the three months ended December 31, 2007, a decrease of approximately 3%. In 2008, 88% of the revenue was primarily attributable to two customers in the cosmetic industry and the balance from three additional customers.  In 2007, 99% of the revenue was primarily attributable to one customer in the cosmetic industry.  In 2007, we experienced a large startup order from this customer for the initial product launch which has leveled off in the current period as inventory was acquired by the customer  to meet their respective customer demands.   As discussed above, we anticipate our revenues to continue to increase in the coming fiscal year as to amount and customer base in connection with the 40mm and 49mm product lines and the start of our 20mm product line in January 2009.

GROSS MARGIN. Cost of revenues – direct costs, which consist of direct labor, overhead and product costs, were $601,936 (61% of revenues) for the three months ended December 31, 2008 as compared to $875,498 (86% of revenues) for the three months December 31, 2007.  The significant improvement in the percentage of direct costs as related to revenues for 2008 is a direct result of our relocation to the United States in late 2007 as more fully described above.  Cost of revenues – indirect costs, which consist of indirect labor, quality control costs, factory maintenance, product development and depreciation, were $421,434 for the three months ended December 31, 2008 as compared to $429,208 for the three months ended December 31, 2007. The decrease was due primarily to a decrease in additional costs for runoff testing of parts needed to validate the new U.S. equipment in 2007 which was offset by increased depreciation of approximately $124,000 due to the purchase of more manufacturing equipment.   Gross margin was a deficit of $(30,809) for the three months ended December 31, 2008 as compared to a deficit of $(281,419) for the three months ended December 31, 2007, representing gross margins of approximately (3) % and (27) % of revenues, respectively. We believe that indirect costs, which are primarily related to depreciation and the testing of new automated equipment, will decrease both in amount and as a percent of revenues as the equipment is placed in service and revenues increase to cover these costs.  We also believe direct costs should remain at the current level as a percentage of revenues for our 40mm and 49mm dispensers as discussed above as our new U.S. facility became fully operational in February 2008 and our new 20mm facility in Germany began commercial production in January 2009.  Our production capacity and customer base should continue to grow in the future resulting in revenue growth to support our direct and indirect costs.

OPERATING EXPENSES.  General and administrative expenses totaled $751,312 for the three months ended December 31, 2008, as compared to $795,724 for the three months ended December 31, 2007, a decrease of approximately 8%. This decrease of approximately $45,000 is primarily attributable to a decrease in consulting fees for primarily overseas consultants no longer required.

NET LOSS. We had a net loss of $1,885,766 for the three months ended December 31, 2008 as compared to $1,192,584 for the three months ended December 31, 2007, an increase of approximately $693,000. The increase in net loss is attributable to the corresponding increases and decreases in revenues, general and administrative expenses and cost of revenues as described above aggregating an improvement to the net loss of approximately $295,000.  In addition, we incurred an increase in gain on foreign currency exchange due to the favorable fluctuation in the foreign currency rates of approximately $72,000 for the six months ended December 31, 2008 as compared to a loss of approximately $(61,000) for 2007.  Interest expense and related financing costs increased by approximately $411,000 for the 2008 period due primarily to the financing costs associated with the new debt obligation effective in October 2008.  For the three months ended December 31, 2007 we also had a gain from derivative financial instruments of approximately $717,000 as compared to approximately $4,000 in 2008 as a result of the decrease in the market price of our common shares in 2007.  We believe that revenues should increase in the coming fiscal year as we introduce our new product line and are able to grow our customer base, and direct costs should decrease as production becomes more automated and diversified in both the U.S. and in Germany, allowing operating expenses to decline on a per piece basis and indirect costs to be covered.

GOING CONCERN, LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our working capital deficit as of December 31, 2008:

At December 31,
2008

Current assets	$1,782,371
Current liabilities	26,385,739

Working capital deficit	$(24,603,638)

At December 31, 2008, we had incurred cumulative losses of approximately $22.9 million since inception and $2.9 million for the six months ended December 31, 2008.  We have a working capital deficit of approximately $24.6 million and a stockholders’ deficit of approximately $14.1 million as of December 31, 2008.

During the six months ended December 31, 2008, we utilized cash for operating activities of approximately $.2 million for operating activities primarily due to the revenues not yet great enough to cover general and administrative expenses and indirect costs.  We generated net cash of approximately $.1 million from investing and financing activities primarily to purchase molds and equipment. Our cash balance decreased by approximately $.1 million for the six months ended December 31, 2008.

At December 31, 2008, current liabilities include accounts payable and accrued expenses of approximately $4.2 million of which approximately $2.5 million is for the purchase and development of new equipment due to two vendors in Germany for which we have reached agreements to defer payment a portion of these costs.  In October 2008, we reached an agreement with one of these vendors for the $1.7 million due that vendor at December 31, 2008 to amortize these costs over production on a per piece basis through June 2009 with any remaining unamortized balance due in monthly installments from July 2009 through December 2009. Actual startup production commenced in December 2008 and we received customer approval of the finished product in January 2009.  The first commercial shipment of the product was completed in late January 2009.  In October 2008, we reached an agreement with the other vendor whereby we would pay approximately $275,000 in October 2008 of the outstanding balance and the remaining balance at a rate of approximately $75,000 per month until paid with interest at 7%.   At December 31, 2008, this vendor is owed approximately $.7 million for the equipment and other related charges and approximately $.1 million in accrued interest.   The payments were made through December 2008 as scheduled with the proceeds from a financing as described below.  Approximately $.9 million included in accounts payable is due to a vendor in the United States for; (a) the amortization of purchased equipment under a capital lease obligation of approximately $0.4 million and; (b) start up costs and additional equipment at a new U.S. based facility of approximately $0.5 million.  We are in discussions with the vendor for deferred payment of the balance.  Current capital lease obligations of approximately $3.5 million are to be repaid through amortization of production based on the number of units produced with any balance due 18 months from the start of production which commenced in November 2007.  We anticipate revenues from production will not cover this obligation and that alternatively this obligation may be extended as to the term and amount of amortization per unit produced.  Approximately $1.2 million of current liabilities relates to bridge loans which are due upon the earlier of March 31, 2009 or out of the proceeds from any new additional financings in excess of $7.0 million.  Approximately $1.6 million of current liabilities relates to related party loans which are an obligation of SCG and are due on December 31, 2009.  The convertible debt of approximately $9.9 million is due on November 9, 2009.  We are presently in discussions with the lender as to possible conversion of the related debt prior to the maturity date. In addition, the royalty due to licensor included in current liabilities of approximately $1.0 million will not be due prior to July 1, 2009 as per the terms of an agreement with the licensor.

On October 20, 2008, Innopump entered into an unsecured loan agreement with SCG. SCG is the sublicensor of the patented technology used in the manufacture of our proprietary products. The loan is for a principal amount of $3,445,750, matures on June 29, 2009 and bears interest at the rate of one and eighty three hundredths percent (1.83%) per month.  The net proceeds from the loan aggregated $1,227,611, after fees of  $75,000, the required establishment of a cash collateral account of approximately $895,750 and payments made directly by the lender to our vendors of  $1,247,389. From the net proceeds, we paid additional financing costs of $250,000 to the lender.  The remaining proceeds of the loan were used primarily for working capital purposes including (i) payment of current accounts payable and other outstanding obligations and (ii) funding anticipated working capital requirements including product development and the acquisition of tooling and molds.

We recognize that we must generate additional revenue and gross profits to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base and product lines.  In regard to these objectives, we commenced commercial production in connection with a supply agreement with Avon, a customer in the consumer products industry, as related to the manufacture of our new size (20mm) dispenser in January 2009.  We have an initial order from Avon for 2.5 million units subject to increase to 4.0 million units upon us delivering product in the timeframe specified by Avon.  In addition, we are involved in development projects with new customers with the potential to manufacture more than twenty (20) million units for the combined 2009 and 2010 seasons; the solidification of high potential customer interest equivalent to an additional twenty (20) million units for the same period deliverable upon demonstration of ability to manufacture; the realization that the above production is coming from a limited amount of potential customers whose demand is so great it may limit our opportunity to create capacity for other interested customers, and the resultant focus by us to identify production partners who will fund manufacturing equipment in consideration for customer commitment.  In addition, we have relocated our operations for the production of our two current product lines (the 40mm and 49mm size dispensers) from Germany to the United States.  The manufacturing facility in the United States commenced operations in November 2007 and became fully operational in February 2008.  This new facility has increased both production capacity and gross profit margins on these product lines.  We have currently manufactured and shipped approximately 6.2 million dispensers to date and have firm orders on hand from several customers for production of  our 40 millimeter and 49 millimeter dual chambered dispensing pumps. We believe we will have recurring orders with these customers as well as new orders in the coming fiscal year from several customers we are working with on new products. Management believes that the capital received to date from previous financings will not be sufficient to pay current financial obligations, inclusive of capital equipment commitments which were incurred in order to expand our product lines and increase production capacity, fund operations, and repay debt during the next twelve months.  Additional debt or equity financing will be required which may include receivables or purchase order financing, the issuance of new debt or equity instruments, additional amortization of a portion of construction costs through our production partners and possible restructuring of current amortization and debt agreements.

We are currently in negotiations with several other large consumer products companies regarding the introduction of a 20mm dual chamber pump similar to the pump assembled by Seidel.  The fulfillment of these orders, if obtained, will require a similar capital investment as described above as related to our agreement with  Seidel, our subcontractor located in Germany, and we are currently evaluating, in lieu of additional debt or equity financing, several opportunities for capitalization of same from existing and new production partners in consideration for a volume and amortization commitment.  We believe that in the future we can finance all of our capital requirements through such arrangements due to the strength of the current customer commitments; the performance of our products currently in the marketplace; the consumer interest demonstrated in our products, as revealed by our customers market research investigations and resultant large initial order commitments; and the multiple indicators of support we are receiving from potential manufacturing partners.

The following is a table summarizing our significant commitments as of December 31, 2008, consisting of  equipment commitments, debt repayments, royalty payments and future minimum lease payments with initial or remaining terms in excess of one year for the next fiscal 5 years.

Contractual Obligations (in millions):	Total	FYE 2009	FYE 2010-2011	FYE 2012-2013	FYE 2014 and Thereafter

Convertible Debt and interest	$10.6	$0.4	$10.2	$-	$-
Notes and interest - related parties	3.1	1.5	1.6
Other notes and interest	4.4	4.4
Royalties including arrears	15.7	0.3	2.1	1.4	11.9
Equipment obligations and leases	2.6	2.6	-
Tooling Amortization	3.5	3.5	-

	$39.9	$12.7	$13.9	$1.4	$11.9

Based on the current operating plan and available cash and cash equivalents currently available, we will need to obtain additional financing through the sale of equity securities, private placements, funding from new or existing production partners, and/or bridge loans within the next 12 months.  Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. The ability to maintain sufficient liquidity is dependent on our ability to successfully build our customer base and product line with the required capital equipment.  If additional equity securities are issued to raise funds or convert existing debt, the ownership percentage of existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations.

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

Changes in Internal Control over Financial Reporting

During the second quarter of the fiscal year ended June 30, 2009, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting was not effective due to an insufficient number of resources in the accounting and finance department that does not allow for a thorough review process.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of February 2009.
.
VERSADIAL, INC.

/s/ Geoffrey Donaldson
By:	Geoffrey Donaldson, Principal Executive and Financial Officer

/s/ Karen Nazzareno
By:	Karen Nazzareno,
Controller