Form 10-Q
period 2009-03-31
VERSADIAL, INC.
filed 2009-05-20
CIK 1118159

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 000-28195

VERSADIAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	11-3535204
(State or other jurisdiction of	(State or I.R.S. Employer
incorporation of organization)	Identification Number)

350 Jericho Turnpike, Suite 300, Jericho, New York 11753
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date: 18,309,194 shares of common stock, par value $0.0001 per share, as of May 20, 2009.

VERSADIAL,  INC.
FORM 10-Q
QUARTERLY REPORT
For the Nine Months Ended March 31, 2009

TABLE OF CONTENTS

Part I - Financial Information

Item 1. Consolidated Interim Financial Statements:

Consolidated Interim Balance Sheet	1

Consolidated Interim Statements of Operations	2

Consolidated Interim Statements of Cash Flows	3-4

Notes to Consolidated Interim Financial Statements	5-17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	28-29

Part II. - Other Information	30

Signatures	31

Exhibit 31

Exhibit 32

Item 1. Consolidated Interim Financial Statements

VERSADIAL, INC.

CONSOLIDATED INTERIM BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS

Current assets
Cash	$720,718	$216,705
Restricted cash	895,750
Due from affiliates	24,064	23,964
Accounts receivable	1,167,261	550,554
Prepaid inventories	229,793
Sublease and other receivable	33,000	19,500
Inventories	499,150	261,349
Prepaid expenses and other current assets	187,519	19,425

Total current assets	3,757,255	1,091,497

Property and equipment, net	10,934,808	5,692,425

Other assets
Development of production equipment in progress	129,904	5,599,615
Deferred financing costs	305,774	196,000
Security deposit	34,155	34,155

Total other assets	469,833	5,829,770
	$15,161,896	$12,613,692

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Secured accounts receivable financing and interest, related party	$163,540	$108,705
Notes, interest and financing fees payable, net of debt discount of $36,750 and $nil	4,907,095	233,439
Notes and interest payable, related parties	2,894,915	1,162,434
Convertible note and interest payable	10,225,773	116,665
Accounts payable and accrued expenses	5,304,725	4,679,186
Due to licensor	1,086,008
Capital lease obligations	3,427,520	3,772,599
Due to related parties	238,639	275,775
Deferred revenue	638,590	153,264
Customer deposits	18,911	45,570

Total current liabilities	28,905,716	10,547,637

Long-term liabilities

Convertible note and interest payable, net of debt discount of $154,605		9,017,266
Notes and interest payable, related parties		1,595,381
Due to licensor		809,027
Customer advance	1,700,000	1,700,000
Derivative financial instruments		235,203
Sublease security deposit, affiliate	6,830	6,830

Total long-term liabilities	1,706,830	13,363,707

Commitments and contingencies

Stockholders' deficit
Preferred stock, $.0001 par value, 2 million shares authorized, zero issued and outstanding
Common stock, $.0001 par value, 35 million shares authorized, 18,309,194 issued and outstanding	1,831	1,831
Additional paid-in-capital	8,839,937	8,722,502
Accumulated deficit	(24,292,418)	(20,021,985)

Total stockholders' deficit	(15,450,650)	(11,297,652)

	$15,161,896	$12,613,692

See accompanying notes to consolidated interim financial statements

VERSADIAL, INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenues	$4,839,100	$2,422,984	$3,391,793	$1,251,010

Cost of revenues
Direct costs	3,433,862	2,145,122	2,590,920	978,635
Indirect costs	1,549,026	1,470,224	672,978	619,513

	4,982,888	3,615,346	3,263,898	1,598,148

Gross margin	(143,788)	(1,192,362)	127,895	(347,138)

Operating expenses
General and administrative	2,217,813	2,423,393	768,395	840,032

Loss from operations	(2,361,601)	(3,615,755)	(640,500)	(1,187,170)

Other income (expenses)
Sublease income, affiliates	38,245	35,745	12,415	11,415
Interest expense	(1,430,268)	(1,288,923)	(552,963)	(391,965)
Interest expense, related parties	(167,446)	(133,421)	(55,818)	(52,309)
Amortization of debt discount	(215,855)	(544,120)	(63,212)	(140,085)
Amortization of financing costs	(1,211,334)	(318,420)	(639,485)	(97,776)
Gain on forgiveness of debt	539,905		539,905
Gain on derivative financial instruments	230,658	1,444,293		1,254,395
Gain (loss) on foreign currency exchange	307,263	(249,672)	5,251	(155,047)

	(1,908,832)	(1,054,518)	(753,907)	428,628

Net loss	$(4,270,433)	$(4,670,273)	$(1,394,407)	$(758,542)

Weighted average common shares outstanding
Basic and Diluted	18,309,194	15,655,283	18,309,194	17,375,861

Loss per common share
Basic and Diluted	$(0.23)	$(0.30)	$(0.08)	$(0.04)

See accompanying notes to consolidated interim financial statements

VERSADIAL, INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(4,270,433)	$(4,670,273)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,358,137	840,290
Amortization of debt discount	215,855	544,120
Amortization of financing costs	1,211,334	318,420
Gain on forgiveness of debt	(539,905)
Gain on derivative financial instruments	(230,658)	(1,444,293)
Compensation expense for issuance of warrants	14,890	47,181
Changes in operating assets and liabilities:
Due from affiliates	(100)	5,575
Accounts receivable	(616,707)	(76,475)
Prepaid inventories	1,215,707
Sublease and other receivable	(13,500)	(15,000)
Inventories	(237,801)	133,234
Prepaid expenses and other current assets	(168,094)	49,556
Due to licensor	276,981	269,407
Accounts payable and accrued expenses	1,776,820	2,147,209
Due to related parties	(37,136)	60,149
Deferred revenue	(960,174)	226,386
Customer deposits	(26,659)
Interest payable	1,487,175	1,161,265

Net cash provided by (used in) operating activities	455,732	(403,249)

Cash flows from investing activities
Proceeds from private placement		2,800,000
Purchase of equipment	(9,216)	(624,617)
Payments of development of production equipment in progress	(1,121,593)	(2,828,369)
Payments for registration costs		(35,086)
Payments for private placement costs		(127,385)
Distributions to investors		(8,514)

Net cash used in investing activities	(1,130,809)	(823,971)

Cash flows from financing activities
Proceeds from secured accounts receivable financing, related party	627,000
Proceeds from issuance of notes, related parties		2,225,000
Proceeds from issuance of notes	1,727,611	1,200,000
Payment on notes payable to related parties		(1,185,567)
Payments on secured accounts receivable financing, related party	(580,442)
Payment on note payable		(106,186)
Payments on capital leases	(345,079)	(505,253)
Payments for financing costs	(250,000)	(40,000)

Net cash provided by financing activities	1,179,090	1,587,994

Net increase in cash	504,013	360,774

Cash, beginning of period	216,705	134,361

Cash, end of period	$720,718	$495,135

See accompanying notes to consolidated interim financial statements

VERSADIAL, INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)

Supplemental disclosure of cash flow information,
cash paid during the period for interest	$37,447	$228,062

Supplemental disclosure of non-cash operating, investing, and financing activities:

Customer deposit paid direct to vendor	$1,445,500	$-

Convertible debentures and note converted to common stock	$-	$4,000,000

Interest paid in common stock	$-	$796,687

Purchase of equipment financed by lease obligation	$-	$4,350,201

Reclassification of deposit and development of production equipment in progress to equipment	$6,591,302	$147,493

Interest converted to principal on convertible debenture	$621,021	$379,688

Debt discount related to note	$98,000	$-

Reclassification of deferred financing costs to accounts payable	$96,108	$-

Reclassification of deferred financing costs to financing fees payable	$900,000	$-

Issuance of JBCP-24 note	$3,445,750	$-
Restricted cash retained by lender	(895,750)
Payments made directly to vendors	(1,247,389)
Financing costs	(75,000)

Net proceeds received	$1,227,611	$-

See accompanying notes to consolidated interim financial statements

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009

1.	Basis of presentation and consolidation

The accompanying unaudited consolidated interim financial statements of Versadial, Inc. (hereinafter referred to as the “Registrant” or “Versadial” or the “Company”) as of March 31, 2009 and June 30, 2008 and for the nine and three months ended March 31, 2009 and 2008, reflect all adjustments of a normal and recurring nature to fully present the consolidated financial position, results of operations and cash flows for the interim periods.  The unaudited consolidated interim financial statements include the accounts of the Company, Versadial, Inc., its wholly owned subsidiary, Innopump, Inc. (“Innopump”) and Sea Change Group, LLC (“SCG”), a variable interest entity (“VIE”) that the Company is the primary beneficiary of under Financial Accounting Standards Board Interpretation 46R, “Consolidation of Variable Interest Entities”.  All significant intercompany transactions and account balances have been eliminated in consolidation.  These unaudited consolidated interim financial statements have been prepared by the Company according to the instructions of Form 10-Q and pursuant to the U.S. Securities and Exchange Commission’s (“SEC”) accounting and reporting requirements under Article 8 and Article 10 of Regulations S-X.  Pursuant to these instructions, certain financial information and footnote disclosures normally included in such consolidated financial statements have been condensed or omitted.

These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008.  The results of operations for the nine and three months ended March 31, 2009 are not necessarily indicative of the results that may occur for the year ending June 30, 2009.

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

The accompanying unaudited consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At March 31, 2009, the Company has incurred cumulative losses of approximately $24.3 million since inception.  The Company has a working capital deficit of approximately $25.1 million and a stockholders’ deficit of approximately $15.5 million as of March 31, 2009.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009

At March 31, 2009, current liabilities include accounts payable and accrued expenses of approximately $5.3 million of which approximately $2.4 million is for the purchase and development of new equipment due to two vendors in Germany for which the Company has reached agreements to defer payment on a portion of these costs.  In October 2008, the Company reached an agreement with one of these vendors for the $1.7 million due that vendor at March 31, 2009, to amortize these costs over production on a per piece basis through June 2009 with any remaining unamortized balance due in monthly installments from July 2009 through December 2009. The Company’s customer approval of the finished product was received in January 2009.  The first commercial shipment of the product was completed in late January 2009.  Amortization costs due this vendor based on actual production approximated $.3 million at March 31, 2009.  In October 2008, the Company reached an agreement with the other vendor whereby the Company would pay approximately $275,000 in October 2008 of the outstanding balance and the remaining balance at a rate of approximately $75,000 per month until paid with interest at 7%.   At March 31, 2009, this vendor is owed approximately $.6 million for the equipment and other related charges and approximately $.1 million in accrued interest.     Approximately $.9 million included in accounts payable is due to a vendor in the United States for; (a) the amortization of purchased equipment under a capital lease obligation of approximately $.4 million and; (b) start up costs and additional equipment at a new U.S. based facility of approximately $.5 million.  Current capital lease obligations of approximately $3.4 million due to the same vendor were to be repaid through amortization of production based on the number of units produced with any balance due 18 months from the start of production which commenced in November 2007.  Revenues from production will not cover this obligation.  In January 2009, the vendor agreed to reduce the amount of amortization by unit by fifty percent effective January 2009.  The Company is presently in discussions with this vendor regarding both the past due balance of amortization and start up costs and extended terms of payment for the remaining capital lease balance over a longer term and lower amortization rate based on production forecasts.   Approximately $1.3 million of current liabilities relates to bridge loans which are due upon the earlier of June 30, 2009 or out of the proceeds from any new additional financings in excess of $7.0 million.  Approximately $1.7 million of current liabilities relates to related party loans which are an obligation of SCG and are due on December 31, 2009.  The convertible debt of approximately $10.2 million is due on November 9, 2009.  The Company is presently in discussions with the lender as to possible conversion of the related debt prior to the maturity date.  In addition, the royalty due to licensor included in current liabilities of approximately $1.1 million will not be due prior to July 1, 2009 as per the terms of an agreement with the licensor. (See Notes 7, 9 and 12).

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

On March 3, 2009, Versadial entered into an Advances Agreement, in conjunction with a binding term sheet, with FURSA Master Global Event Driven Fund, L.P. (“FURSA” or the “Investor”). FURSA advanced $500,000 to Versadial on March 3, 2009 and agreed to use its best efforts thereafter on the first day of each of the four succeeding months to make additional advances of $250,000 each to Versadial.  As of May 20, 2009, the Company has received an aggregate of $750,000 from FURSA. The proceeds of the advances were used primarily for working capital purposes including (i) payment of current accounts payable and other outstanding obligations and (ii) funding anticipated working capital requirements including product development and the acquisition of tooling and molds (see Note 9).

Management recognizes that the Company must generate additional revenue and gross profits to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base and product lines.  In regard to these objectives, the Company commenced commercial production in connection with a supply agreement with a customer in the consumer products industry as related to the manufacture of a new size (20mm) dispenser in January 2009 (see Note 12).  In addition, the Company relocated its operations for the production of its two current product lines (the 40mm and 49mm size dispensers) from Germany to the United States.  The manufacturing facility in the United States commenced operations in November 2007 and became fully operational in February 2008.  This new facility has increased both production capacity and gross profit margins on these product lines and management anticipates these trends to continue in the current fiscal year (see Note 12).  Management believes that the capital received to date from previous financings will not be sufficient to pay current financial obligations, inclusive of capital equipment commitments which were incurred in order to expand the Company’s product lines and increase production capacity, fund operations, and repay debt during the next twelve months.  Additional debt or equity financing will be required which may include receivables or purchase order financing, the issuance of new debt or equity instruments under the terms of a private placement, additional amortization of a portion of construction costs through the Company’s production partners and possible restructuring of current amortization and debt agreements.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009

There can be no assurance that the Company will be successful in building its customer base and product lines or that available capital will be sufficient to fund current operations and to meet financial obligations as it relates to capital expenditures and debt repayment until such time that the revenues increase to generate sufficient profit margins to cover operating costs and amortization of capital equipment. If the Company is unsuccessful in building its customer base or is unable to obtain additional financing on terms favorable to the Company, there could be a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company. The accompanying unaudited consolidated interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Summary of significant accounting policies

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. Accounts are written off as uncollectible at the discretion of management. There was no allowance for doubtful accounts at March 31, 2009 and June 30, 2008.

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

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009

Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), net loss per common share amounts (“basic EPS”) are computed by dividing net loss by the weighted-average number of common shares outstanding and excluding any potential dilution.  Net loss per common share amounts assuming dilution (“diluted EPS”) are generally computed by reflecting potential dilution from conversion of convertible securities and the exercise of stock options and warrants.  However, because their effect is antidilutive, the Company has excluded stock warrants and the potential conversion of convertible securities aggregating 12,196,089 from the computation of diluted EPS for the nine and three months ended March 31, 2009, respectively, and 10,992,217 for the nine and three months ended March 31, 2008, respectively.

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107, "Disclosures About Fair Value of Financial Instruments,” approximate the carrying amounts presented in the accompanying balance sheet.

Impairment of Long-Lived Assets

Certain long-lived assets of the Company are reviewed at least annually to determine whether there are indications that their carrying value has become impaired, pursuant to guidance established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. In the fourth quarter of fiscal 2008, we tested for impairment of our long lived assets as part of our annual long-lived asset impairment review. There were no impairment charges for the nine months ended March 31, 2009 or for the year ended June 30, 2008. There can be no assurance that there will not be impairment charges in subsequent periods as a result of our future periodic impairment reviews. To the extent that future impairment charges occur, they will likely have a material impact on our financial results.

Foreign Currency Transactions

The Company complies with SFAS No. 52 “Foreign Operations and Currency Translation”. All foreign currency transaction gains and losses are included in the Company’s net income (loss) in the period the exchange rate changes.

Derivative Financial Instruments

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". These non-hedging contracts accounted for in accordance with EITF No. 00-19 include freestanding warrants and options to purchase the Company's common stock as well as embedded conversion features that have been bifurcated from the host financing contract in accordance with the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company's consolidated statements of operations.  In the event the circumstances that previously required the Company to classify those items as liabilities expire, the classification of those items will revert to equity.

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

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective January 1, 2009. The Company is currently evaluating the impact of adopting FAS 141R on its consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2010.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”).  FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FAS 160 on the consolidated results of operations and financial condition and plans to adopt it as required in the first quarter of fiscal 2010.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. The Company does not expect that the adoption of this statement will have a significant impact on its financial statements based on current market conditions.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments , in its interim financial statements. The Company will provide the additional disclosures required by FSP 107-1 in its year end report on Form 10-K for the year  ended June 30, 2009.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009

4.           Inventories

Inventories consist of the following:

	March 31,	June 30,
	2009	2008

Raw materials	$387,792	$116,368
Work-in-process	127	3,303
Finished goods	111,231	141,678
	$499,150	$261,349

5.       Secured Accounts Receivable and Purchase Order Financing, Related Party

Beginning in May 2008, the Company began raising short-term financing through financing its accounts receivable. Under this program, specific accounts receivable are sold at a discount and the Company retains the right to repurchase the accounts, subject to a 1.5% per month financing charge.  The Company records this as a financing transaction in which the receivables sold are carried on the consolidated balance sheet and the amount to be repaid is reflected as short-term debt.  At March 31, 2009 and June 30, 2008, this liability approximated $164,000 and $109,000 respectively, inclusive of interest was payable to an entity owned by Richard Harriton, a related party, who serves as a Director and is a major shareholder of the Company. All accounts receivable sold at June 30, 2008, were subsequently repurchased by the Company.  During the nine months ended March 31, 2009, the Company financed approximately $627,000 of additional receivables and receivables to arise subsequent to the finance date from this related party.  As of May 20, 2009, all accounts receivable financed have been repurchased by the Company.  Interest expense approximated $30,000 and $10,000 for the nine and three months ended March 31, 2009.

6.    Fair values of Financial Instruments

Cash, Accounts Receivable and Accounts Payable

The fair values of cash, accounts receivable and accounts payable approximate carrying values due to the short maturity of these items.

Derivatives

The fair values for certain of the Company’s warrants are based on current settlement values.

Pursuant to Paragraph 14 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", certain warrants issued by the Company met the requirements of and were accounted for as a liability since the warrants contained registration rights where Liquidated Damages Warrants would be required to be issued to the holder in the event the Company failed to receive and maintain an effective registration.  On February 11, 2009,  the provision of the warrants providing for registration rights expired.  Accordingly, the warrants (valued at approximately $5,000) were reclassified as a component of equity on that date.

The Company has outstanding warrants which provide for the Company to register the shares underlying the warrants and are silent as to the penalty to be incurred in the absence of the Company's ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 00-19"), registration of the common stock underlying the Company's warrants is not within the Company's control. As a result, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through the Company's statement of operations. The potential settlement obligation related to the warrants will continue to be reported as a liability until such time that the warrants are exercised, expire, or the Company is otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability is determined using the trading value of the warrants. The fair value of these warrants were $nil at March 31, 2009.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009

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

The Company’s financial liabilities classified as Level 3 in the fair value hierarchy consisting of warrants to purchase common stock, which were accounted for as derivative financial instruments and had a value of approximately $235,000 at June 30, 2008. The derivative gain for the nine and three months ended March 31, 2009 approximated $231,000 and $nil respectively, and $1,444,000 and $1,254,000 for the nine and three months ended March 31, 2008, respectively.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009

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

At March 31, 2009 and June 30, 2008, the Licensor was due approximately $1,086,000 and $809,000 in past due royalties and expenses, respectively.

On October 20, 2008 Innopump entered into an unsecured loan agreement with SCG. In order to provide such funds to Innopump, SCG entered into a loan transaction with a third party lender.  The Licensor gave the third party lender his consent of a collateral assignment of the License by SCG to the lender and agreed that any outstanding indebtedness of SCG under the License Agreement, which aggregated approximately $907,000 at the date of the closing and $1,086,000 at March 31, 2009, would not be due prior to July 1, 2009.  SCG, in consideration for the Licensor’s cooperation, agreed to provide cash collateral for its payment obligations under its License Agreement of $895,750, which Innopump agreed to fund out of the loan proceeds. Where Innopump complies with the terms of the loan agreement with SCG, this amount shall be a credit against its loan agreement obligations (see Note 8).

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

In order to provide such funds to Innopump, SCG entered into a loan transaction with a third party lender.  Innopump’s payment obligations under the terms of its loan agreement with SCG are equivalent to SCG’s payment obligations to its lender with the consequence that all loan payments made by Innopump to SCG will in turn be paid by SCG to its lender. As of March 31, 2009 the aggregate balance of $4,698,104 included in the consolidated interim financial statements in the notes, interest, and financing fees payable, net of the debt discount, includes the principal amount of $3,445,750, interest of $352,354, a facility fee of $400,000, and five months monitoring fees of $500,000, payable to the third party lender, under the terms stated above. In addition, the third party lender was granted a warrant to purchase a 10% membership interest in SCG at an aggregate price equal to $1. The warrant issued to the lender was valued at the grant date at approximately $98,000 and is being amortized as debt discount over the term of the loan. Debt discount expense aggregated approximately $61,000 and $37,000 for the nine and three months ended March 31, 2009.  The fair value was calculated using the Black-Scholes model with an expected volatility of 105% and a risk free interest rate of .76%. The warrant is exercisable through October 2010. Innopump also executed a letter in favor of the third party lender to SCG providing an indemnity to such lender in the event the lender becomes subject to litigation commenced by creditors of the Company on account of its having made such loan.

Gerhard Brugger, who is the licensor to SCG of the patented technology sublicensed to Innopump, gave the third party lender his consent of a collateral assignment of the License by SCG to the lender and agreed that any outstanding indebtedness of SCG under the License Agreement, which aggregated approximately $907,000 at the date of the closing and $1,086,000 at March 31, 2009, would not be due prior to July 1, 2009.  SCG, in consideration for Mr. Brugger’s cooperation, agreed to provide cash collateral for its payment obligations to Mr. Brugger under its License Agreement of $895,750, which Innopump funded out of the loan proceeds. Where Innopump complies with the terms of the loan agreement with SCG, this amount shall be a credit against its loan agreement obligations.   No changes were made in the sublicense agreement with SCG in connection with this loan.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009

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

Financing fees including the monthly monitoring fees incurred in connection with this debt approximated $1,320,000 at March 31, 2009, which are being amortized over the term of the loan. For the nine and three months ended March 31, 2009, the amortization of financing costs including the monthly monitoring fees approximated $1,015,000 and $611,000, respectively.  Interest expense for the nine and three months ended March 31, 2009 approximated $352,000 and $201,000 payable in kind.   The principal amount of the loan aggregated $4,298,104 at March 31, 2009 including the monthly monitoring fees and interest payable in kind and related accrued financing costs due the lender aggregated $400,000 at March 31, 2009

9.    Investor - Advances Agreement, Term Sheet and Settlement Agreement

On March 3, 2009, Versadial entered into an Advances Agreement, in conjunction with a binding Term Sheet, with the Investor under the Company’s (i) Senior Secured Convertible Redeemable Promissory Note dated August 9, 2006 (as amended to date, the “Convertible Note”) issued  in favor of FURSA, (ii)  the Security Agreement dated August 9, 2006 , as amended, from the Company  to FURSA,  (iii) a certain Security Agreement dated August 9, 2006, as amended, from Innopump to  FURSA and (iv) all related and ancillary documents (collectively, “Loan Documents”).  FURSA advanced $500,000 to Versadial on March 3, 2009 and agreed to use its best efforts thereafter on the first day of each of the four succeeding months to make additional advances of $250,000 each to Versadial on the terms and conditions set forth in the Advances Agreement. The terms and conditions for the making of each additional advance are set forth in the Advances Agreement.  As of May 20, 2009, the Company has received an aggregate of $750,000 from FURSA. Under the terms of the Advances Agreement, the principal amount of each advance made thereunder shall be added to the principal amount of the Convertible Note and the principal amount of the Convertible Note shall be deemed to have accrued no interest during the period of time from August 9, 2008 until and including July 1, 2009.  Forgiveness of debt approximated $540,000 for the nine and three months ended March 31, 2009.  The proceeds of the advances were used primarily for working capital purposes including (i) payment of current accounts payable and other outstanding obligations and (ii) funding anticipated working capital requirements including product development and the acquisition of tooling and molds.

The principal balance of the Convertible Debt matures on November 9, 2009, unless earlier converted, for an amount equal to 120% (approximately $10.2 million at March 31, 2009) of the outstanding principal plus accrued but unpaid interest. The principal amount of $10.2 million includes approximately $1.4 million due upon maturity calculated using the effective interest method for the 20% premium due at maturity.

The Term Sheet contemplates the resolution of all obligations outstanding under the Convertible Note. The Term Sheet also provides that the Company shall take all steps reasonably necessary or required to enable Versadial to offer, on a best efforts basis, pursuant to a private placement, up to $10,000,000, but in no case less than $8,000,000 in aggregate principal face amount of Senior Secured Convertible Notes with warrant coverage to third party investors on such terms and conditions as may be agreed to between FURSA and the Company (the “New Convertible Debt Placement”). The Term Sheet contemplates that the Company effect a closing of the New Convertible Debt Placement by July 2, 2009.

On March 3, 2009, a  Settlement Agreement was entered into by the Company, and certain of its affiliates, and FURSA, and certain of its affiliates.  The Settlement Agreement released, among other things, all claims and obligations of the parties thereto as they related to a commitment of FURSA to participate in a private placement of the Company’s securities, as set forth in a letter from FURSA  dated November 26, 2007 and provides for the dismissal, with prejudice, of the lawsuit previously commenced by the Company against FURSA and certain of its affiliates on account of, among other things, such letter.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009

10.    Debt extensions

The Company has three outstanding notes in the aggregate principal amount of $1,312,531 which bear interest at 8% and matured, as amended, on March 31, 2009.   On March 31, 2009, the lenders agreed to extend the maturity date to the earlier of (a) June 30, 2009 or (b) the date on which the Company receives gross proceeds in excess of $7.0 million from any debt or equity financing.  Included in the aggregate principal balance due is a note for $1,108,248 due to Richard Harriton, a related party, who serves as a Director and is a major shareholder of the Company.

11.    Stockholders’ deficit

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

At March 31, 2009, the basic loss per common share does not include an aggregate of 4,651,073 warrants outstanding and 7,545,016 shares issuable under the terms of convertible debt. At March 31, 2008, the basic loss per common share does not include an aggregate of 4,296,073 warrants outstanding and 6,696,144 shares issuable under the terms of convertible debt. The effect of these securities would be antidilutive. These warrants are currently exercisable at prices that range between $.94-$2.282 and expire between August 9, 2011 and July 1, 2013. At March 31, 2008, diluted loss per common share includes 4,915 shares as calculated using the treasury stock method for proceeds that would have been received from the exercise of convertible debt and warrants as if they were used to purchase common stock at the average market price during the period.

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

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009

12.    Commitments and contingencies

Manufacturing Agreement and Equipment Purchase

On September 20, 2006, the Company entered into a 30-month manufacturing agreement with an outside contractor located in Germany. After the initial 30-month term, the agreement may be terminated by either party but only upon at least nine (9) months advance written notice of such termination.  The agreement calls for the contractor to develop certain production molds for the Company for a new size (20 millimeter) dispenser. The Company will place all customer orders relating to the product with the contractor until at least eighty percent (80%) of the manufacturer’s production capacity is utilized based on five (5) days per week, three (3) shifts per day. The agreement calls for the Company to make payments in the aggregate of approximately $5.4 million for the required production molds and other production equipment.   As of March 31, 2009, the Company has paid an aggregate of approximately $3.7 million for the production molds which are included in property and equipment and has an outstanding liability due the contractor for $1.7 million which is included in current liabilities. On October 2, 2008, the Company and the contractor entered into an amortization agreement as related to the $1.7 million liability.  This liability will be deferred and amortized over production on a per piece basis with any remaining unamortized balance due in monthly installments commencing July 2009 through December 2009.   The Company’s customer approval of the finished product was received in January 2009.  The first commercial shipment of the product was completed in late January 2009.  Amortization costs due this vendor based on actual production approximated $.3 million at March 31, 2009.  Contemporaneously with this agreement, on October 2, 2008, the Company was fully relieved of its obligation to repay the $1.7 million advance received from its customer, Avon Products, Inc. (“Avon”),  provided that the Company shall instead pay the tooling and mold contractor this amount.  The payment due the contractor is independent of the credit relief that Avon has provided the Company; however, if Avon does not forgive any or all of the $1.7 million advance, then the Company and the contractor shall promptly negotiate a mutually agreeable payment schedule for any balance due.  The Company will recognize relief of this obligation upon completion of the payment to the contractor.  In addition, in January 2009, Avon prepaid the contractor approximately $1.4 million on behalf of the Company for inventory.  This advance is being deducted from Avon’s payments for finished product to the Company and recognized as revenue as product ships.  At March 31, 2009, prepaid inventory aggregated approximately $.2 million and deferred revenue aggregated approximately $.5 million as related  to this prepayment.

In conjunction with the above manufacturing agreement, the Company also ordered related assembly equipment from a vendor in the amount of approximately $1.2 million.  In October 2008, the Company reached an agreement with the vendor whereby the Company would pay approximately $275,000 in October 2008 of the outstanding balance and the remaining balance at a rate of approximately $75,000 per month until paid with interest at 7%.    At March 31, 2009, this vendor is owed approximately $.6 million for the equipment and other related charges and approximately $.1 million in accrued interest.

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

As of March 31, 2009, all of the molds and equipment in the aggregate of approximately $4.6 million were completed, utilized in production and capitalized by the Company.  Approximately $4.35 million of this cost is being amortized.  For the nine and three months ended March 31, 2009, amortization of the molds and equipment approximated $189,000 and $25,000, respectively, and for the nine and three months ended March 31, 2008 approximated $372,000 and $216,000, respectively. The remaining balance due at March 31, 2009 of approximately $3.4 million is to be amortized over production with any remaining balance due 18 months from inception of production which commenced in November 2007.  Revenues from production will not cover this obligation.   The Company is currently in arrears at March 31, 2009 in the amount of approximately $385,000 in amortization which is included in current liabilities.  In January 2009, the Supplier agreed to reduce the amount of amortization by unit by fifty percent effective January 2009.  The Company is presently in discussions with the Supplier regarding both the past due balance of amortization and extended terms of payment for the remaining capital lease balance of $3.4 million over a longer term and lower amortization rate based on production forecasts.

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009

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

Pursuant to the terms of the Credit Memo previously entered into with Avon, the Company was to repay Avon’s $1.7 million advances received in fiscal year 2007 by a credit against the purchase price of products sold to Avon pursuant to the Master Supply Agreement and pursuant to other agreements that may be entered into between Versadial and Avon, commencing six months after the date of the first shipment of products to Avon.  On October 2, 2008, the Company was fully relieved of its obligation to repay the $1.7 million advance provided that the Company shall instead pay the tooling and mold contractor this amount pursuant to a payment schedule to be determined between the Company and the contractor as consideration for additional equipment costs and development costs related to the tooling and mold expenses.  In the event of a default by the Company in payment to the contractor, the credit relief granted shall immediately be null and void to the extent of any unpaid balance, and the customer shall have the right to enforce against the Company collection of the full amount of such unpaid balance.  Upon the Company’s final payment to the tooling and mold contractor, the Company will recognize the credit relief granted by Avon.

13.    Major customers and segment information (unaudited)

Major customers

VERSADIAL, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009

Customers accounting for 10% or more of revenues are as follows:

	Nine months ended March 31, 2009	Nine months ended March 31, 2008	Three months ended March 31, 2009	Three months ended March 31, 2008

Customer A	$1,635,000	$-	$1,635,000	$-
Customer B	1,460,000	-	1,460,000	-
Customer C	1,108,000	1,913,000	-	874,000
Customer D	-	266,000	-	266,000

	$4,203,000	$2,179,000	$3,095,000	$1,140,000

Accounts receivable from customer A and customer B aggregated approximately $653,000 and $427,000, respectively, at March 31, 2009.

Segment information

Assets, classified by geographic location are as follows:

	March 31,	June 30,
	2009	2008

United States	$7,289,927	$5,502,628
Other countries	7,871,969	7,111,064

	$15,161,896	$12,613,692

Assets in other countries are primarily inventory and equipment which are located at subcontractor production facilities in Germany and amounts classified as deposits on production equipment.

Revenue, classified by the major geographic areas was as follows:

	Nine months ended March 31, 2009	Nine months ended March 31, 2008	Three months ended March 31, 2009	Three months ended March 31, 2008

United States	$2,237,182	$2,331,745	$1,225,008	$1,218,615
Other countries	2,601,918	91,239	2,166,785	32,395

	$4,839,100	$2,422,984	$3,391,793	$1,251,010

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

Innopump, our wholly owned subsidiary, holds the exclusive worldwide license for a patented dual-chambered variable dispensing system for all categories of uses, marketed under the registered trademark “Versadial®”. The patented system utilizes multiple volumetric pumps, controlled by a rotating head and disc system, providing the dispensing of precise fixed or variable ratios of distinct and separate fluids. The Versadial® custom blending dual dispensing head provides consumer packaged goods manufacturers with a new and innovative dispensing technique permitting precision measured blending by the consumer of different lotions, gels, creams, and liquids, or combination thereof.

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

 Other manufacturers within the personal care and food packaging sectors are large, well-financed, national and international manufacturers of caps, jars and bottles as well as pumps and valves including but not limited to Owen-Illinois, Tetra Pak, Crown, Cork and Seal, Alcan, Rexam plc., Amcor Limited, Toyo Seikan, Ball, Compagnie de Saint-Gobain, and Alcoa.

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

Recent Developments

The following developments took place during the nine months ended March 31, 2009 and subsequent to March 31, 2009:

•
On September 20, 2006, we entered into a 30-month manufacturing agreement with Seidel GMBH (“Seidel”), an outside contractor located in Germany. The agreement calls for the contractor to develop certain production molds for us for a new size (20 millimeter) dispenser.  After the initial 30-month term, the agreement may be terminated by either party but only upon at least nine (9) months advance written notice of such termination.  On October 2, 2008, the agreement was amended for certain price adjustments based on current market conditions.  We also agreed to pay the contractor an aggregate of $1.7 million for additional equipment to be purchased and for development costs related to the molds under the terms of an amortization agreement.  The March 31, 2009 obligation due to the contractor of $1.7 million is being amortized over production on a per piece basis effective January 2009, the date of the first commercial shipment of the product.   Amortization costs due this contractor based on actual production approximated $.3 million at March 31, 2009.  The balance of the $1.7 million is to be paid to the contractor on a per piece amortization for all pieces produced through June 30, 2009, with any balance to be paid in six equal monthly payments from July 2009 through December 2009.  Contemporaneously with this agreement, on October 2, 2008, we were fully relieved of our obligation to repay the $1.7 million advance received from our customer, Avon, provided that we shall instead pay the tooling and mold contractor this amount.  The payment due the contractor is independent of the credit relief that Avon has provided to us; however, if Avon does not forgive any or all of the $1.7 million advance, then we and the contractor shall promptly negotiate a mutually agreeable payment schedule for any balance due.  We will recognize relief of this obligation upon completion of the payment to the contractor.  In addition, in January 2009, Avon prepaid the contractor approximately $1.4 million on behalf of the Company for inventory.  This advance is being deducted from Avon’s payments for finished product to us and recognized as revenue as product ships.  At March 31, 2009, prepaid inventory aggregated approximately $.2 million and deferred revenue aggregated approximately $.5 million as related  to this prepayment.

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

In addition, pursuant to the terms of the Credit Memo previously entered into with Avon, we were to repay Avon’s $1.7 million advance received in fiscal year 2007 by a credit against the purchase price of products sold to Avon.  On October 2, 2008, we were fully relieved of our obligation to repay the $1.7 million advance provided that we shall instead pay the tooling and mold contractor this amount pursuant to a payment schedule to be determined between us and the contractor as consideration for additional equipment costs and development costs related to the tooling and mold expenses.  In the event of a default by us in payment to the contractor, the credit relief granted shall immediately be null and void to the extent of any unpaid balance, and the customer shall have the right to enforce against us collection of the full amount of such unpaid balance.  Upon our final payment to the tooling and mold contractor, we will recognize the credit relief granted by Avon.

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

In order to provide such funds to Innopump, SCG entered into a loan transaction with a third party lender.  Innopump’s payment obligations under the terms of its loan agreement with SCG are equivalent to SCG’s payment obligations to its lender with the consequence that all loan payments made by Innopump to SCG will in turn be paid by SCG to its lender. As of March 31, 2009 the balance of $4,698,104  included in the consolidated interim financial statements in the notes, interest, and financing fees payable, net of the debt discount, includes the principal amount of $3,445,750, interest of $352,354, a facility fee of $400,000, and five months monitoring fees of $500,000, payable to the third party lender, under the terms stated above. In addition, the third party lender was granted a warrant to purchase a 10% membership interest in SCG at an aggregate price equal to $1. The warrant issued to the lender was valued at the grant date at approximately $98,000 and is being amortized as debt discount over the term of the loan. Debt discount expense aggregated approximately $61,000 and $37,000 for the nine and three months ended March 31, 2009.  The fair value was calculated using the Black-Scholes model with an expected volatility of 105% and a risk free interest rate of .76%. The warrant is exercisable through October 2010. Innopump also executed a letter in favor of the third party lender to SCG providing an indemnity to such lender in the event the lender becomes subject to litigation commenced by creditors of the Company on account of its having made such loan.

Gerhard Brugger, who is the licensor to SCG of the patented technology sublicensed to Innopump, gave the third party lender his consent of a collateral assignment of the License by SCG to the lender and agreed that any outstanding indebtedness of SCG under the License Agreement, which aggregated approximately $907,000 at the date of the closing and 1,086,000 at March 31, 2009, would not be due prior to July 1, 2009.  SCG, in consideration for Mr. Brugger’s cooperation, agreed to provide cash collateral for its payment obligations to Mr. Brugger under its License Agreement of $895,750, which Innopump agreed to fund out of the loan proceeds. Where Innopump complies with the terms of the loan agreement with SCG, this amount shall be a credit against its loan agreement obligations.   No changes were made in the sublicense agreement with SCG in connection with this loan.

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

•
On March 3, 2009, we entered into an Advances Agreement, in conjunction with a binding Term Sheet, with the Investor under our (i) Senior Secured Convertible Redeemable Promissory Note dated August 9, 2006 (as amended to date, the “Convertible Note”) issued  in favor of FURSA, (ii)  the Security Agreement dated August 9, 2006 , as amended, from us  to FURSA,  (iii) a certain Security Agreement dated August 9, 2006, as amended,  from us to  FURSA and (iv) all related and ancillary documents (collectively, “Loan Documents”).  FURSA advanced $500,000 to us on March 3, 2009 and agreed to use its best efforts thereafter on the first day of each of the four succeeding months to make additional advances of $250,000 each to us on the terms and conditions set forth in the Advances Agreement.   As of May 20, 2009, we have received an aggregate of $750,000 from FURSA. Under the terms of the Advances Agreement, the principal amount of each advance made thereunder shall be added to the principal amount of the Convertible Note and the principal amount of the Convertible Note shall be deemed to have accrued no interest during the period of time from August 9, 2008 until and including July 1, 2009.  Forgiveness of debt approximated $540,000 for the nine and three months ended March 31, 2009.  The proceeds of the advances were used primarily for working capital purposes including (i) payment of current accounts payable and other outstanding obligations and (ii) funding anticipated working capital requirements including product development and the acquisition of tooling and molds.

The principal balance of the Convertible Debt matures on November 9, 2009, unless earlier converted, for an amount equal to 120% (approximately $10.2 million at March 31, 2009) of the outstanding principal plus accrued but unpaid interest. The principal amount of $10.2 million includes approximately $1.4 million due upon maturity calculated using the effective interest method for the 20% premium due at maturity.

The Term Sheet contemplates the resolution of all obligations outstanding under the Convertible Note. The Term Sheet also provides that we shall take all steps reasonably necessary or required to enable us to offer, on a best efforts basis, pursuant to a private placement, up to $10,000,000, but in no case less than $8,000,000 in aggregate principal face amount of Senior Secured Convertible Notes with warrant coverage to third party investors on such terms and conditions as may be agreed to between FURSA and us (the “New Convertible Debt Placement”). The Term Sheet contemplates that we effect a closing of the New Convertible Debt Placement by July 2, 2009.

In addition, on March 3, 2009, a  Settlement Agreement was entered into by us, and certain of our affiliates, and FURSA, and certain of its affiliates.  The Settlement Agreement released, among other things, all claims and obligations of the parties thereto as they related to a commitment of FURSA to participate in a private placement of our securities, as set forth in a letter from FURSA  dated November 26, 2007 and provides for the dismissal, with prejudice, of the lawsuit previously commenced by us against FURSA and certain of its affiliates on account of, among other things, such letter.

Critical Accounting Policies and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates, which also would have been reasonable, could have been used, which would have resulted in different financial results. The Company adopted changes to its critical accounting policies during the first nine months of the fiscal year ending June 30, 2009 as set forth below.

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

RESULTS OF OPERATIONS

Executive Summary

The table below sets forth a summary of financial highlights for the nine and three months ended March 31, 2009 and 2008:

Overall, our revenue grew substantially by 100% during the current fiscal nine-month period as our operations began to grow in the skincare and cosmetic sectors and we introduced our new 20mm size dispenser in January 2009. Our revenues to date in the current fiscal period were derived from eleven customers, two of which are related to our new 20mm dispenser sales, as compared to nine customers in the prior fiscal period.   Our direct costs were 71% and 89% of revenues for the respective periods due to several factors, which were primarily the need for manual labor of certain functions in Germany in 2007 which have ceased as we relocated our operations for our 40mm and 49mm dispensers to the U.S. in late 2007, the unfavorable Euro/US Dollar currency exchange fluctuation in the prior fiscal period,  and high direct freight costs in 2007 due mainly to component parts being produced in the U.S. and shipped to Germany for assembly prior to completion of the U.S. facility becoming fully operational.  Our indirect costs, which consist mainly of depreciation, costs for prototype samples for new customers and products, and costs for testing of new equipment, were approximately $1.5 million in both periods.  Our revenues did not increase enough to cover these indirect costs.  Our general and administrative expenses decreased about 8% in the current fiscal period due to a decrease in consulting fees for primarily overseas consultants no longer required.  These changes are explained in more detail below.

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

For the nine months ended March 31,	2009	2008	CHANGE

Net revenues	$4,839,100	$2,422,984	100%

Cost of revenues
Direct costs	3,433,862	2,145,122	60%
Indirect costs	1,549,026	1,470,224	5%

	4,982,888	3,615,346	38%

Gross margin	(143,788)	(1,192,362)	-88%

Operating expenses
General and administrative	2,217,813	2,423,393	-8%

Loss from operations	(2,361,601)	(3,615,755)	-35%

Other income (expenses)
Sublease income, affiliates	38,245	35,745	7%
Interest and other expense	(1,430,268)	(1,288,923)	11%
Interest expense, related parties	(167,446)	(133,421)	26%
Amortization of debt discount	(215,855)	(544,120)	-60%
Amortization of financing costs	(1,211,334)	(318,420)	280%
Gain on forgivenesss of debt	539,905		100%
Gain on derivative financial instruments	230,658	1,444,293	-84%
Gain (loss) on foreign currency exchange	307,263	(249,672)	-223%

	(1,908,832)	(1,054,518)	81%

Net loss	$(4,270,433)	$(4,670,273)	-9%

REVENUES. During the nine months ended March 31, 2009, we had revenues of $4,839,100 as compared to revenues of $2,422,984 during the nine months ended March 31, 2008, an increase of approximately 100%.  In 2009, 87% of the revenue was primarily attributable to three customers in the cosmetic industries and the balance from eight additional customers.  In 2008, 90% of the revenue was primarily attributable to two customers in the skincare and cosmetic industries and the balance from seven additional customers.  As discussed above, we anticipate our revenues to continue to increase in the coming fiscal year as to amount and customer base for all of our product lines.

GROSS MARGIN. Cost of revenues – direct costs, which consist of direct labor, overhead and product costs, were $3,433,862 (71% of revenues) for the nine months ended March 31, 2009 as compared to $2,145,122 (89% of revenues) for the nine months March 31, 2008.  The significant improvement in the percentage of direct costs as related to revenues for 2009 is a direct result of our relocation to the United States in late 2007 as more fully described above.  Cost of revenues – indirect costs, which consist of indirect labor, quality control costs, factory maintenance, product development and depreciation, were $1,549,026 for the nine months ended March 31, 2009 as compared to $1,470,224 for the nine months ended March 31, 2008.  The increase was due primarily to increased depreciation of approximately $518,000 due to the purchase of more manufacturing equipment, which was offset by a decrease in additional costs for write-off of inventories and  runoff testing of parts needed to validate the new U.S. equipment in the prior fiscal period.  Gross margin was a deficit of $(143,788) for the nine months ended March 31, 2009 as compared to a deficit of $(1,192,362) for the nine months ended March 31, 2008, representing gross margins of approximately (3) % and (49) % of revenues, respectively. The improvement in the gross margin is a result of the increase in revenues allowing for greater absorption of the indirect costs.  We believe that indirect costs, which are primarily related to depreciation and the testing of new equipment and raw materials, will decrease both in amount and as a percent of revenues as the equipment is placed in service and revenues increase to cover these costs.  We also believe direct costs should remain at the current level as a percentage of revenues for our 40mm and 49mm dispensers as discussed above as our new U.S. facility became fully operational in February 2008 and our new 20mm facility in Germany began commercial production in January 2009.  Our production capacity and customer base should continue to grow in the future resulting in revenue growth to support our direct and indirect costs.

OPERATING EXPENSES.  General and administrative expenses totaled $2,217,813 for the nine months ended March 31, 2009, as compared to $2,423,393 for the nine months ended March 31, 2008, a decrease of approximately 8%. This decrease of approximately $205,000 is primarily attributable to a decrease in consulting fees for primarily overseas consultants no longer required.

NET LOSS. We had a net loss of $4,270,433 for the nine months ended March 31, 2009 as compared to $4,670,273 for the nine months ended March 31, 2008, an improvement of approximately $400,000. The decrease in net loss is attributable to the corresponding increases and decreases in revenues, general and administrative expenses and cost of revenues as described above aggregating an improvement of approximately $1,254,000.  In addition, we incurred an increase in gain on foreign currency exchange due to the favorable fluctuation in the foreign currency rates of approximately $307,000 for the nine months ended March 31, 2009 as compared to a loss of approximately $(250,000) for 2008.  These improvements were offset by increased financing and interest costs due to higher debt obligations in the current period as well as a decrease in the amount of gain on derivative financial instruments in the prior period which was a result of the decrease in the market price of our common stock.  We believe that revenues should increase in the coming fiscal year as we introduce our new 20mm product line and are able to grow our customer base, and direct costs should decrease as production becomes more automated and diversified in both the U.S. and in Germany, allowing operating expenses to decline on a per piece basis and indirect costs to be covered.

For the three months ended March 31,	2009	2008	CHANGE

Net revenues	$3,391,793	$1,251,010	171%

Cost of revenues
Direct costs	2,590,920	978,635	165%
Indirect costs	672,978	619,513	9%

	3,263,898	1,598,148	104%

Gross margin	127,895	(347,138)	-137%

Operating expenses
General and administrative	768,395	840,032	-9%

Loss from operations	(640,500)	(1,187,170)	-46%

Other income (expenses)
Sublease income, affiliates	12,415	11,415	9%
Interest and other expense	(552,963)	(391,965)	41%
Interest expense, related parties	(55,818)	(52,309)	7%
Amortization of debt discount	(63,212)	(140,085)	-55%
Amortization of financing costs	(639,485)	(97,776)	554%
Gain on forgiveness of debt	539,905		100%
Gain on derivative financial instruments		1,254,395	-100%
Gain (loss) on foreign currency exchange	5,251	(155,047)	-103%

	(753,907)	428,628	-276%

Net loss	$(1,394,407)	$(758,542)	84%

REVENUES. During the three months ended March 31, 2009, we had revenues of $3,391,793 as compared to revenues of $1,251,010 during the three months ended March 31, 2008, an increase of approximately 171%. In 2009, 91% of the revenue was primarily attributable to two customers in the cosmetic industry and the balance from two additional customers.  In 2008, 91% of the revenue was primarily attributable to two customers in the cosmetic and suncare industries.   As discussed above, we anticipate our revenues to continue to increase in the coming fiscal year as to amount and customer base in connection with the 40mm and 49mm product lines and the start of our 20mm product line in January 2009.

GROSS MARGIN. Cost of revenues – direct costs, which consist of direct labor, overhead and product costs, were $2,590,920 (76% of revenues) for the three months ended March 31, 2009 as compared to $978,635 (78% of revenues) for the three months ended March 31, 2008.  Cost of revenues – indirect costs, which consist of indirect labor, quality control costs, factory maintenance, product development and depreciation, were $672,978 for the three months ended March 31, 2009 as compared to $619,513 for the three months ended March 31, 2008. The increase was due primarily to  increased depreciation in the current period due to the capitalization of the 20mm equipment in January 2009.   Gross margin was  $127,895 for the three months ended March 31, 2009 as compared to a deficit of $(347,138) for the three months ended March 31, 2008, representing gross margins of approximately 3% and (28) % of revenues, respectively. We believe that indirect costs, which are primarily related to depreciation and the testing of new  equipment and raw materials, will decrease both in amount and as a percent of revenues as the equipment is placed in service and revenues increase to cover these costs.  We also believe direct costs should remain at the current level as a percentage of revenues for our 40mm and 49mm dispensers as discussed above as our new U.S. facility became fully operational in February 2008 and our new 20mm facility in Germany began commercial production in January 2009.  Our production capacity and customer base should continue to grow in the future resulting in revenue growth to support our direct and indirect costs.

OPERATING EXPENSES.  General and administrative expenses totaled $768,395 for the three months ended March 31, 2009, as compared to $840,032 for the three months ended March 31, 2008, a decrease of approximately 9%. This decrease of approximately $72,000 is primarily attributable to a decrease in consulting fees for primarily overseas consultants no longer required.

NET LOSS. We had a net loss of $1,394,907 for the three months ended March 31, 2009 as compared to $758,542 for the three months ended March 31, 2008, an increase of approximately $636,000. The increase in net loss is attributable to the corresponding increases and decreases in revenues, general and administrative expenses and cost of revenues as described above aggregating an improvement to the net loss of approximately $546,000.  In addition, we incurred an increase in gain on foreign currency exchange due to the favorable fluctuation in the foreign currency rates of approximately $5,000 for the three months ended March 31, 2009 as compared to a loss of approximately $(155,000) for 2008.  These improvements were offset by increased financing and interest costs due to higher debt obligations in the current period as well as a decrease in the amount of gain on derivative financial instruments in the prior period which was a result of the decrease in the market price of our common stock.  We believe that revenues should increase in the coming fiscal year as we introduce our new 20mm product line and are able to grow our customer base, and direct costs should decrease as production becomes more automated and diversified in both the U.S. and in Germany, allowing operating expenses to decline on a per piece basis and indirect costs to be covered.

GOING CONCERN, LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our working capital deficit as of March 31, 2009:

At March 31,
2009

Current assets	$3,757,255
Current liabilities	28,905,716

Working capital deficit	$(25,148,461)

At March 31, 2009, we had incurred cumulative losses of approximately $24.3 million since inception and $4.3 million for the nine months ended March 31, 2009.  We have a working capital deficit of approximately $25.1 million and a stockholders’ deficit of approximately $15.5 million as of March 31, 2009.

During the nine months ended March 31, 2009, cash was provided by operating activities of approximately $.5 million.   Our cash balance increased by approximately $.5 million for the nine months ended March 31, 2009.  Cash provided by financing activities of approximately $1.2 million was utilized for the purchase of tools and equipment.

At March 31, 2009, current liabilities include accounts payable and accrued expenses of approximately $5.3 million of which approximately $2.4 million is for the purchase and development of new equipment due to two vendors in Germany for which the Company has reached agreements to defer payment on a portion of these costs.  In October 2008, we reached an agreement with one of these vendors for the $1.7 million due that vendor at March 31, 2009, to amortize these costs over production on a per piece basis through June 2009 with any remaining unamortized balance due in monthly installments from July 2009 through December 2009.  Customer approval of the finished product was received in January 2009.  The first commercial shipment of the product was completed in late January 2009.  Amortization costs due this vendor based on actual production approximated $.3 million at March 31, 2009.  In October 2008, we reached an agreement with the other vendor whereby  we would pay approximately $275,000 in October 2008 of the outstanding balance and the remaining balance at a rate of approximately $75,000 per month until paid with interest at 7%. At March 31, 2009, this vendor is owed approximately $.6 million for the equipment and other related charges and approximately $.1 million in accrued interest.     Approximately $.9 million included in accounts payable is due to a vendor in the United States for; (a) the amortization of purchased equipment under a capital lease obligation of approximately $.4 million and; (b) start up costs and additional equipment at a new U.S. based facility of approximately $.5 million.  Current capital lease obligations of approximately $3.4 million due to the same vendor were to be repaid through amortization of production based on the number of units produced with any balance due 18 months from the start of production which commenced in November 2007.  Revenues from production will not cover this obligation.  In January 2009, the vendor agreed to reduce the amount of amortization by unit by fifty percent effective January 2009.  We are presently in discussions with this vendor regarding both the past due balance of amortization and start up costs and extended terms of payment for the remaining capital lease balance over a longer term and lower amortization rate based on production forecasts.   Approximately $1.2 million of current liabilities relates to bridge loans which are due upon the earlier of June 30, 2009 or out of the proceeds from any new additional financings in excess of $7.0 million.  Approximately $1.6 million of current liabilities relates to related party loans which are an obligation of SCG and are due on December 31, 2009.  The convertible debt of approximately $10.2 million is due on November 9, 2009.  We are presently in discussions with the lender as to possible conversion of the related debt prior to the maturity date.  In addition, the royalty due to licensor included in current liabilities of approximately $1.1 million will not be due prior to July 1, 2009 as per the terms of an agreement with the licensor.

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

On March 3, 2009, we entered into an Advances Agreement in conjunction with a binding Term Sheet with FURSA Master Global Event Driven Fund, L.P. (“FURSA” or the “Investor”).  FURSA advanced $500,000 to us on March 3, 2009 and agreed to use its best efforts thereafter on the first day of each of the four succeeding months to make additional advances of $250,000 each to us.  As of May 20, 2009, we have received an aggregate of $750,000 from FURSA.   The proceeds of the advances were used primarily for working capital purposes including (i) payment of current accounts payable and other outstanding obligations and (ii) funding anticipated working capital requirements including product development and the acquisition of tooling and molds.

The Term Sheet contemplates the resolution of all obligations outstanding under the Convertible Note with FURSA. The Term Sheet also provides that we shall take all steps reasonably necessary or required to enable us to offer, on a best efforts basis, pursuant to a private placement, up to $10,000,000, but in no case less than $8,000,000 in aggregate principal face amount of Senior Secured Convertible Notes with warrant coverage to third party investors on such terms and conditions as may be agreed to between FURSA and us (the “New Convertible Debt Placement”). The Term Sheet contemplates that we effect a closing of the New Convertible Debt Placement by July 2, 2009.

We recognize that we must generate additional revenue and gross profits to achieve profitable operations. Management's plans to increase revenues include the continued building of its customer base and product lines.  In regard to these objectives, we commenced commercial production in connection with a supply agreement with Avon, a customer in the consumer products industry, as related to the manufacture of our new size (20mm) dispenser in January 2009.  We have an initial order from Avon for 2.5 million units.  As of May 12th, 2009 we have shipped approximately 1.9 million units of our 20mm dispenser to Avon.  In addition, we are involved in development projects with new customers with the potential to manufacture more than twenty (20) million units for the combined 2009 and 2010 seasons; the solidification of high potential customer interest equivalent to an additional twenty (20) million units for the same period deliverable upon demonstration of ability to manufacture; the realization that the above production is coming from a limited amount of potential customers whose demand is so great it may limit our opportunity to create capacity for other interested customers, and the resultant focus by us to identify production partners who will fund manufacturing equipment in consideration for customer commitment.  In addition, we have relocated our operations for the production of our two other product lines (the 40mm and 49mm size dispensers) from Germany to the United States.  The manufacturing facility in the United States commenced operations in November 2007 and became fully operational in February 2008.  This new facility has increased both production capacity and gross profit margins on these product lines.  We have currently manufactured and shipped approximately 6.5 million dispensers to date.  We believe we will have recurring orders with our existing customers as well as new orders in the coming fiscal year from several customers we are working with on new products. Management believes that the capital received to date from previous financings will not be sufficient to pay current financial obligations, inclusive of capital equipment commitments which were incurred in order to expand our product lines and increase production capacity, fund operations, and repay debt during the next twelve months.  Additional debt or equity financing will be required which may include receivables or purchase order financing, the issuance of new debt or equity instruments under the terms of a private placement, additional amortization of a portion of construction costs through our production partners and possible restructuring of current amortization and debt agreements.

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

The following is a table summarizing our significant commitments as of March 31, 2009, consisting of  equipment commitments, debt repayments, royalty payments and future minimum lease payments with initial or remaining terms in excess of one year for the next fiscal 5 years.

Contractual Obligations (in millions):	Total	FYE 2009	FYE 2010-2011	FYE 2012-2013	FYE 2014 and Thereafter

Convertible Debt and interest	$10.2	$-	$10.2	$-	$-
Notes and interest - related parties	3.0	1.4	1.6
Other notes and interest	4.9	4.9
Royalties including arrears	15.7	0.1	2.3	1.4	11.9
Equipment obligations and leases	2.4	2.4
Tooling Amortization	3.4	3.4

	$39.6	$12.2	$14.1	$1.4	$11.9

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

Changes in Internal Control over Financial Reporting

During the third quarter of the fiscal year ended June 30, 2009, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”  Based on this assessment, management believes that, as of March 31, 2009, our internal control over financial reporting was not effective due to an insufficient number of resources in the accounting and finance department that does not allow for a thorough review process.

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

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.

10.23	Loan Agreement dated October 20, 2008 between Sea Change Group, LLC and Innopump, Inc. (1)

10.24	Term sheet dated as of March 3, 2009 between FURSA Master Global Event Driven Fund, L.P. and Versadial, Inc. (2)

10.25	Advances Agreement dated as of March 3, 2009 between FURSA Master Global Event Driven Fund, L.P. and Versadial, Inc. (3)

10.26	Settlement and Mutual Release Agreement dated as of March 3, 2009. (4)

31	Certification of CEO and CFO pursuant to Securities Exchange Act rules 13a-15 and 15d-15(c) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
(1)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on October 24, 2008.
(2)	Incorporated by reference to Exhibit 10.1 of Form 8-K of the Company filed on March 9, 2009.
(3)	Incorporated by reference to Exhibit 10.2 of Form 8-K of the Company filed on March 9, 2009.
(4)	Incorporated by reference to Exhibit 10.3 of Form 8-K of the Company filed on March 9, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of May 2009.
.
VERSADIAL, INC.

/s/ Geoffrey Donaldson
By:	Geoffrey Donaldson, Principal Executive and Financial Officer

/s/ Karen Nazzareno
By:	Karen Nazzareno,
Controller